Form 10-Q
period 2024-06-30
Liberty Sirius XM Holdings Inc.
filed 2024-08-16
CIK 2003397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
COMMISSION FILE NUMBER 333-276758

Liberty Sirius XM Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-4680139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12300 Liberty Boulevard,
Englewood,
Colorado 80112
(Address of principal executive offices) (Zip Code)
(720) 875-5400
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: Not Applicable
Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☑

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: None
As of July 31, 2024, Liberty Sirius XM Holdings Inc. is a wholly owned subsidiary of Liberty Media Corporation.

LIBERTY SIRIUS XM HOLDINGS INC. AND SUBSIDIARIES

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenue:
Subscriber revenue	$1,658	$1,725	$3,338	$3,417
Advertising revenue	443	445	845	819
Equipment revenue	47	47	97	93
Other revenue	30	33	60	65
Total revenue	2,178	2,250	4,340	4,394
Operating expenses:
Cost of services:
Revenue share and royalties	708	732	1,411	1,432
Programming and content	148	153	305	303
Customer service and billing	108	123	224	246
Transmission	57	50	115	99
Cost of equipment	2	3	5	7
Subscriber acquisition costs	92	93	182	183
Sales and marketing	228	220	457	443
Engineering, design and development	71	83	157	162
General and administrative	116	169	240	329
Depreciation and amortization	156	154	311	315
Impairment, restructuring and acquisition costs	21	18	53	50
Total operating expenses	1,707	1,798	3,460	3,569
Income from operations	471	452	880	825
Other income (expense), net
Interest expense	(126)	(136)	(255)	(270)
Other income (expense), net	85	(25)	114	34
Total other expense	(41)	(161)	(141)	(236)
Income before income taxes	430	291	739	589
Income tax expense	(76)	(52)	(144)	(120)
Net income	$354	$239	$595	$469
Less net income attributable to noncontrolling interests	50	51	92	88
Net income attributable to Liberty Sirius XM Holdings Inc.	304	188	503	381
Unaudited pro forma net income attributable to Liberty Sirius XM Holdings Inc. per share - basic	$0.91		$1.50

See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$354	$239	$595	$469
Credit risk on fair value debt instrument gains (losses), net of tax	17	(5)	(14)	(4)
Recognition of previously unrealized gains on debt, net of tax	—	(15)	—	(34)
Foreign currency translation adjustment, net of tax	(5)	10	(14)	10
Total comprehensive income	$366	$229	$567	$441
Less: comprehensive income attributable to noncontrolling interests	50	52	92	89
Comprehensive income attributable to Liberty Sirius XM Holdings Inc.	$316	$177	$475	$352

See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED BALANCE SHEETS

(in millions, except per share data)	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$188	$306
Receivables, net	644	709
Related party current assets	32	36
Prepaid expenses and other current assets	333	310
Total current assets	1,197	1,361
Property and equipment, net	1,899	1,791
FCC Licenses	8,600	8,600
Other intangible assets, net	1,642	1,710
Goodwill	15,209	15,209
Equity method investments	1,601	715
Other long-term assets	673	670
Total assets	$30,821	$30,056
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,123	$1,303
Accrued interest	175	174
Current portion of deferred revenue	1,128	1,195
Current maturities of debt, including $581 and $574 measured at fair value, respectively (Note 11)	586	1,079
Other current liabilities	170	192
Related party current liabilities	87	8
Total current liabilities	3,269	3,951
Long-term deferred revenue	83	88
Long-term debt, including $601 and $688 measured at fair value, respectively (Note 11)	10,240	10,073
Deferred tax liabilities	2,371	2,414
Other long-term liabilities	1,136	428
Total liabilities	17,099	16,954
Commitments and contingencies (Note 14)
Equity:
Parent's investment	(5,242)	(5,284)
Accumulated other comprehensive income (loss), net of tax	(19)	7
Retained earnings	15,859	15,353
Total parent's investment	10,598	10,076
Noncontrolling interests	3,124	3,026
Total equity	13,722	13,102
Total liabilities and equity	$30,821	$30,056

See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED STATEMENT OF EQUITY
(UNAUDITED)

For the Three Months Ended June 30, 2024
	Total Parent's Investment
	Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at March 31, 2024	$(5,270)	$15,555	$(32)	$3,071	$13,324
Net income	—	304	—	50	354
Other comprehensive loss	—	—	13	(1)	12
Share-based compensation	45	—	—	9	54
Withholding taxes on net share settlements of share-based compensation	(6)	—	—	—	(6)
Dividends paid by subsidiary	—	—	—	(17)	(17)
Shares issued by subsidiary	(12)	—	—	12	—
Other, net	1	—	—	—	1
Balance at June 30, 2024	$(5,242)	$15,859	$(19)	$3,124	$13,722
See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED STATEMENT OF EQUITY
(UNAUDITED)

For the Three Months Ended June 30, 2023
	Total Parent's Investment
	Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at March 31, 2023	$(5,373)	$14,760	$16	$3,090	$12,493
Net income	—	188	—	51	239
Other comprehensive income (loss)	—	—	(12)	1	(11)
Share-based compensation	41	—	—	7	48
Withholding taxes on net share settlements of share-based compensation	(4)	—	—	—	(4)
Transactions with Parent, net (Note 12)	(1)	—	—	—	(1)
Shares repurchased by subsidiary	30	—	—	(166)	(136)
Dividends paid by subsidiary	—	—	—	(16)	(16)
Shares issued by subsidiary	(6)	—	—	7	1
Other, net	15	—	—	(14)	1
Balance at June 30, 2023	$(5,298)	$14,948	$4	$2,960	$12,614
See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED STATEMENT OF EQUITY
(UNAUDITED)

For the Six Months Ended June 30, 2024
	Total Parent's Investment
	Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at December 31, 2023	$(5,284)	$15,353	$7	$3,026	$13,102
Net income	—	503	—	92	595
Change in accounting method	—	3	—	—	3
Other comprehensive loss	—	—	(26)	(2)	(28)
Share-based compensation	90	—	—	17	107
Withholding taxes on net share settlements of share-based compensation	(23)	—	—	—	(23)
Dividends paid by subsidiary	—	—	—	(34)	(34)
Shares issued by subsidiary	(25)	—	—	25	—
Balance at June 30, 2024	$(5,242)	$15,859	$(19)	$3,124	$13,722
See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED STATEMENT OF EQUITY
(UNAUDITED)

For the Six Months Ended June 30, 2023
	Total Parent's Investment
	Parent's investment	Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interest	Total equity
(in millions)
Balance at December 31, 2022	$(5,368)	$14,567	$34	$3,138	$12,371
Net income	—	381	—	88	469
Other comprehensive loss	—	—	(30)	1	(29)
Share-based compensation	85	—	—	16	101
Withholding taxes on net share settlements of share-based compensation	(19)	—	—	—	(19)
Transactions with Parent, net (Note 12)	(3)	—	—	—	(3)
Shares repurchased by subsidiary	40	—	—	(242)	(202)
Dividends paid by subsidiary	—	—	—	(33)	(33)
Shares issued by subsidiary	(17)	—	—	18	1
Other, net	(16)	—	—	(26)	(42)
Balance at June 30, 2023	$(5,298)	$14,948	$4	$2,960	$12,614
See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$595	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	315
Non-cash impairment and restructuring costs	1	21
Unrealized (gains) losses on intergroup interests, net	—	(64)
Realized and unrealized (gains) losses on financial instruments, net	(100)	31
Share of (earnings) losses of equity method investments, net	(6)	5
Share-based payment expense	96	94
Deferred income tax (benefit) expense	(33)	(68)
Amortization of right-of-use assets	24	21
Other charges (credits), net	73	8
Changes in operating assets and liabilities:
Receivables and other assets	50	(20)
Deferred revenue	(72)	(40)
Payables and other liabilities	(186)	85
Net cash provided by operating activities	753	857
Cash flows from investing activities:
Additions to property and equipment	(347)	(334)
Other investing activities, net	(203)	(43)
Net cash used in investing activities	(550)	(377)
Cash flows from financing activities:
Taxes paid from net share settlements for stock-based compensation	(23)	(19)
Revolving credit facility borrowings	1,352	1,117
Revolving credit facility repayments	(1,002)	(974)
Proceeds from long-term borrowings, net of costs	—	931
Repayments of long-term borrowings	(603)	(1,589)
Settlement of intergroup interests	—	202
Subsidiary shares repurchased by subsidiary	—	(199)
Dividends paid by subsidiary	(34)	(33)
Transactions with Parent, net (Note 12)	—	(3)
Other financing activities	(4)	36
Net cash used in financing activities	(314)	(531)
Net (decrease) in cash, cash equivalents and restricted cash	(111)	(51)
Cash, cash equivalents and restricted cash at beginning of period (1)	315	370
Cash, cash equivalents and restricted cash at end of period (1)	$204	$319

See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
COMBINED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	For the Six Months Ended June 30,
(in millions)	2024	2023
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$242	$257
Income taxes paid	$106	$62
Non-cash investing and financing activities:
Finance lease obligations incurred to acquire assets	$—	$7
Tax equity investments	$757	$—

(1)The following table reconciles cash, cash equivalents and restricted cash per the statement of cash flows to the balance sheet. The restricted cash balances are primarily due to letters of credit which have been issued to the landlords of leased office space. The terms of the letters of credit primarily extend beyond one year.

	For the Six Months Ended June 30,
(in millions)	2024	2023
Cash and cash equivalents	$188	$311
Restricted cash included in Prepaid expenses and other current assets	8	—
Restricted cash included in Other long-term assets	8	8
Total cash, cash equivalents and restricted cash at end of period	$204	$319

See accompanying notes to the unaudited combined financial statements.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

(1)Business & Basis of Presentation
On December 11, 2023, Liberty Media Corporation (“Liberty” or “Parent”) entered into definitive agreements, subject to the terms thereof, to redeem each outstanding share of its Liberty SiriusXM common stock in exchange for a number of shares of common stock of a newly formed entity (“the Split-Off”), Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) equal to the Exchange Ratio (as defined in the Reorganization Agreement dated as of December 11, 2023, and as amended by the First Amendment to the Reorganization Agreement, dated as of June 16, 2024, in each case, by and among Liberty, Liberty Sirius XM Holdings and Sirius XM Holdings (as defined below) (the “Reorganization Agreement”)). The Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 0.83 of a share of Liberty Sirius XM Holdings common stock. Liberty Sirius XM Holdings will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group (“Liberty SiriusXM Group”), which, as of June 30, 2024, include Liberty’s approximate 83% interest in Sirius XM Holdings, Inc. (“Sirius XM Holdings”), corporate cash, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation incurred by a wholly-owned special purpose subsidiary of Liberty.
The accompanying combined financial statements represent a combination of the historical financial information of Sirius XM Holdings and the aforementioned assets and liabilities. These combined financial statements refer to the combination of Sirius XM Holdings and the aforementioned assets and liabilities as “Liberty Sirius XM Holdings,” “the Company,” “us,” “we” and “our” in the notes to the combined financial statements. “Sirius XM” refers to Sirius XM Holdings’ wholly owned subsidiary, Sirius XM Radio Inc., and its subsidiaries other than Pandora. “Pandora” refers to Sirius XM's wholly owned subsidiary Pandora Media, LLC and its subsidiaries. The Split-Off will be accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty SiriusXM common stock. All significant intercompany accounts and transactions have been eliminated in the combined financial statements.
The accompanying (a) combined balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the interim unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the results for such periods have been included. Interim results are not necessarily indicative of results that may be expected for a full year. These combined financial statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2023 as presented in the prospectus filed with the SEC on July 23, 2024, which forms part of Liberty Sirius XM Holdings' Registration Statement on Form S-4 (File No. 333-276758) (the “Registration Statement”).
Public companies are required to disclose certain information about their reportable operating segments. Operating segments are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing performance of the segment. We have determined that we have two reportable segments as our chief operating decision maker, who is the Chief Executive Officer of Sirius XM Holdings, assesses performance and allocates resources based on the financial results of these segments. Refer to Note 16 for information related to our segments.
We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q and have determined that no events have occurred that would require adjustment to our unaudited combined financial statements. Disclosure of relevant subsequent events have been included throughout these unaudited combined financial statements.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates. Significant estimates inherent in the preparation of the accompanying unaudited combined financial statements include asset impairment, fair value measurement of non-financial instruments, depreciable lives of our satellites, share-based payment expense and income taxes.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Business
Sirius XM Holdings operates two complementary audio entertainment businesses - one of which it refers to as “Sirius XM” and the second of which it refers to as “Pandora and Off-platform”.
Sirius XM
The Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through Sirius XM Holdings’ two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and Sirius XM Holdings’ website. The Sirius XM service is also available through an in-car user interface, called “360L”, that combines Sirius XM Holdings’ satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from the Sirius XM business is subscription fees, with most of its customers subscribing to monthly or annual plans. Sirius XM Holdings also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of satellite radios and accessories, and other ancillary services.  As of June 30, 2024, the Sirius XM business had approximately 33.3 million subscribers.
In addition to the audio entertainment businesses, Sirius XM Holdings provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM Holdings also offers a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and airplanes.
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in Sirius XM’s subscriber count or subscriber-based operating metrics.
Pandora and Off-platform
The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2024, Pandora had approximately 6.0 million subscribers.
The majority of revenue from Pandora is generated from advertising on Pandora’s ad-supported radio service which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.
Sirius XM Holdings also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services. Sirius XM Holdings has an arrangement with SoundCloud Holdings, LLC (“SoundCloud”) to be its exclusive ad sales representative in the US and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM Holdings provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.
Split-Off of Liberty Sirius XM Holdings from Liberty

Following the Split-Off, Sirius XM Holdings will become a wholly-owned subsidiary pursuant to a merger of a subsidiary of the Company with and into Sirius XM Holdings, with Sirius XM Holdings surviving the merger as a wholly owned subsidiary of the Company (the “Merger” and, collectively with the Split-Off, the “Transactions”) and stockholders of Sirius XM Holdings other than the Company and its subsidiaries will receive one-tenth of a share of the Company’s common stock for each share of Sirius XM Holdings common stock, thereby eliminating the noncontrolling interest in Sirius XM Holdings.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The Transactions are intended to generally be tax-free to holders of Liberty SiriusXM common stock and Sirius XM Holdings common stock (except with respect to any cash received by such holders) and the completion of the Transactions will be subject to various conditions, including the receipt of opinions of tax counsel.
A portion of Liberty’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was allocated to the Company each period primarily based on an estimate of time spent on matters related to the Company. The Company paid approximately $3 for each of the three months ended June 30, 2024 and 2023 and $6 for each of the six months ended June 30, 2024 and 2023 for such expenses, which are included in General and administrative in our combined statements of operations.
Following the Split-Off, Liberty and Liberty Sirius XM Holdings will operate as separate, publicly traded companies, and neither is expected to have any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty and Liberty Sirius XM Holdings have entered into the Reorganization Agreement and will enter into certain other agreements, including a tax sharing agreement, in order to govern the relationship between the two companies after the Split-Off.
The Reorganization Agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Sirius XM Holdings and Liberty with respect to, and resulting from, the Split-Off. The tax sharing agreement will provide for the allocation and indemnification of tax liabilities and benefits between Liberty and Liberty Sirius XM Holdings and other agreements related to tax matters.
Refer to Note 2, Summary of Significant Accounting Policies, in the audited combined financial statements included in the Registration Statement.
Reclasses
Certain prior period amounts have been reclassified for comparability with the current year presentation.
Recently Adopted Accounting Policies
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which expands the population of investments for which an investor may elect to apply the proportional amortization method. Under this ASU, an investor in a tax equity investment may elect the proportional amortization method for qualifying investments on a tax credit program-by-program basis. We adopted ASU 2023-02 as of January 1, 2024 using the modified retrospective approach.
Adoption of the new standard resulted in the recording of additional Equity method investments, Related party current liabilities, Other Long-term liabilities, Deferred tax liabilities and a cumulative effect adjustment to opening retained earnings. The effects of the changes made to our unaudited combined balance sheet as of January 1, 2024 for the adoption of ASU 2023-02 are included in the table below.

	Balance at December 31, 2023	Adjustments Due to ASU 2023-02	Balance at January 1, 2024
Balance Sheet
Equity method investments	$715	$122	$837
Related party current liabilities	$8	$15	$23
Other long-term liabilities	$428	$109	$537
Deferred tax liabilities	$2,414	$(5)	$2,409
Retained earnings	$15,353	$3	$15,356

(2)Pro Forma Net Income per Share
Pro forma net income per common share is computed by dividing net income by the number of shares expected to be issued in the Split-Off and the Merger. Shares of the Company's common stock to be issued in the Split-Off, if the Split-Off had occurred on June 30, 2024, are a number of shares, equal to the aggregate number of shares of Liberty SiriusXM Series A,

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Series B and Series C common stock and Liberty granted restricted stock ("RSAs") and restricted stock units ("RSUs") (as discussed in Note 13) that would have been outstanding as of June 30, 2024, multiplied by the Exchange Ratio assuming a 0.83 Exchange Ratio for every share of aforementioned stock outstanding. In the Merger, minority interest stockholders in Sirius XM Holdings will receive one-tenth of a share of the Company's common stock for each share of SiriusXM Holdings common stock, referred to below as the Minority Interest exchange ratio. Refer to Note 1 for additional information on the Transactions.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2024	2024
Numerator:
Net income attributable to Liberty Sirius XM Holdings Inc.	$304	$503
Denominator:
Total Liberty SiriusXM Shares	327	327
Exchange Ratio	0.83	0.83
Liberty SiriusXM Shares multiplied by the Exchange Ratio	271	271
Minority Interest Shares	645	645
Minority Interest exchange ratio	0.1	0.1
Minority Interest Shares multiplied by the Minority Interest exchange ratio	64	64
Total Shares	335	335
Pro forma net income attributable to Liberty Sirius XM Holdings Inc. per share - basic	$0.91	$1.50

(3)Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants. As of June 30, 2024 and December 31, 2023, the carrying amounts of cash and cash equivalents, receivables, and accounts payable approximated fair value due to the short-term nature of these instruments. Due to the variable rate nature of the Credit Facility (including the Incremental Term Loan) and Sirius XM Holdings Margin Loan, each as defined in Note 11, the Company believes that the carrying amount approximates fair value at June 30, 2024 and December 31, 2023. Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows:
i.Level 1 input: unadjusted quoted prices in active markets for identical instrument;
ii.Level 2 input: observable market data for the same or similar instrument but not Level 1, including quoted prices for identical or similar assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
iii.Level 3 input: unobservable inputs developed using management's assumptions about the inputs used for pricing the asset or liability.
Our assets and liabilities measured at fair value were as follows:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents	$87	$—	$—	$87	$266	$—	$—	$266
Financial instruments(a)	$58	$—	$—	$58	$53	$—	$—	$53
Debt (b)	$—	$1,182	$—	$1,182	$—	$1,262	$—	$1,262
(a)Level 1 financial instrument assets are comprised of the Company's deferred compensation plan assets. Refer to Note 13 for additional discussion.
(b)The fair values of the corporate level exchangeable senior debentures and convertible senior notes are based on quoted market prices but are not considered to be traded on “active markets,” as defined by GAAP. Refer to Note 11 for additional discussion related to our debt.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Realized and Unrealized Gains (Losses) on Financial Instruments, net
Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following and are included in Other income, net on the combined unaudited statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Debt measured at fair value (a)	$80	$(47)	$95	$62
Change in fair value of bond hedges	—	11	—	(99)
Other	2	2	5	6
Total	$82	$(34)	$100	$(31)
(a)The Company elected to account for its corporate level exchangeable senior debentures and convertible senior notes using the fair value option. Changes in the fair value of the corporate level exchangeable senior debentures and convertible senior notes recognized in the combined statements of operations are primarily due to market factors primarily driven by changes in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the corporate level exchangeable senior debentures and convertible senior notes attributable to changes in the instrument specific credit risk was a gain of $18 and a loss of $9 for the three months ended June 30, 2024 and 2023, respectively, and a loss of $13 and a loss of $12 for the six months ended June 30, 2024 and 2023, respectively. During the three and six months ended June 30, 2023, the Company recognized $18 and $42, respectively, of previously unrecognized gains related to the retirement of a portion of Liberty's 1.375% Cash Convertible Senior Notes due 2023 and Liberty's 2.125% Exchangeable Senior Debentures due 2048, which was recognized through Other income, net in the combined statements of operations. There was no retirement of debt measured at fair value during the three and six months ended June 30, 2024. The cumulative change since issuance was a loss of $83 as of June 30, 2024, net of the recognition of previously unrecognized gains and losses.

(4)Restructuring Costs
During the three and six months ended June 30, 2024, restructuring costs were $3 and $15, respectively. During the six months ended June 30, 2024, Sirius XM Holdings further realigned its business to focus on strategic priorities, reducing the size of its workforce, and recorded a charge of $15 primarily related to severance and other related costs. The restructuring charges were recorded to Impairment, restructuring and acquisition costs in our unaudited combined statements of operations.
During the three and six months ended June 30, 2023, restructuring costs were $5 and $35, respectively. During the six months ended June 30, 2023, Sirius XM Holdings initiated measures to pursue greater efficiency and to realign its business and focus on strategic priorities. As part of these measures, Sirius XM Holdings reduced the size of its workforce by approximately 475 roles, or 8%. Sirius XM Holdings recorded a charge of $28 primarily related to severance and other related costs. In addition, Sirius XM Holdings vacated one of its leased locations, and Sirius XM Holdings recorded an impairment of $5 to reduce the carrying value of the related right of use asset to its estimated fair value. Additionally, Sirius XM Holdings accrued expenses of $2 for which it will not recognize any future economic benefits. The restructuring and related impairment charges were recorded to Impairment, restructuring and acquisition costs in our unaudited combined statements of operations.

(5)Receivables, net
Receivables, net, includes customer accounts receivable, receivables from distributors and other receivables. We do not have any customer receivables that individually represent more than ten percent of our receivables.
Customer accounts receivable, net, includes receivables from our subscribers and advertising customers, including advertising agencies and other customers, and is stated at amounts due, net of an allowance for doubtful accounts. Our allowance for doubtful accounts is based upon our assessment of various factors.  We consider historical experience, the age of the receivable balances, current economic conditions, industry experience and other factors that may affect the counterparty’s ability to pay.  Bad debt expense is included in Customer service and billing expense in our unaudited combined statements of operations.
Receivables from distributors primarily include billed and unbilled amounts due from automakers for services included in the sale or lease price of vehicles, as well as billed amounts due from wholesale distributors of our satellite radios.  Other receivables primarily include amounts due from manufacturers of our radios, modules and chipsets where we are entitled to

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
subsidies and royalties based on the number of units produced.  We have not established an allowance for doubtful accounts for our receivables from distributors or other receivables as we have historically not experienced any significant collection issues with automakers or other third parties and do not expect issues in the foreseeable future.
Receivables, net, consists of the following:

	June 30, 2024	December 31, 2023
Gross customer accounts receivable	$562	$631
Allowance for doubtful accounts	(9)	(15)
Customer accounts receivable, net	$553	$616
Receivables from distributors	57	56
Other receivables	34	37
Total receivables, net	$644	$709

(6)Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. Our annual impairment assessment of our two reporting units is performed as of the fourth quarter of each year, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASC 350, Intangibles - Goodwill and Other, states that an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
As of June 30, 2024, there were no indicators of impairment, and no impairment losses were recorded for goodwill during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, the cumulative balance of goodwill impairments recorded was $956, which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to our Pandora and Off-platform reporting unit.
As of each of June 30, 2024 and December 31, 2023, the carrying amount of goodwill for our Sirius XM and Pandora and Off-platform reporting units was $14,250 and $959, respectively.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(7)Intangible Assets
Our intangible assets include the following:

		June 30, 2024			December 31, 2023
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Recorded to Sirius XM Reporting Unit:
Indefinite life intangible assets:
FCC licenses	Indefinite	$8,600	$—	$8,600	$8,600	$—	$8,600
Trademarks	Indefinite	930	—	930	930	—	930
Definite life intangible assets:
Customer relationships	15 years	570	(437)	133	570	(418)	152
OEM relationships	15 years	220	(156)	64	220	(149)	71
Licensing agreements	15 years	285	(236)	49	285	(228)	57
Software and technology	7 years	28	(23)	5	28	(22)	6
Due to Acquisitions recorded to Pandora and Off-platform Reporting Unit:
Indefinite life intangible assets:
Trademarks	Indefinite	312	—	312	312	—	312
Definite life intangible assets:
Customer relationships	8 years	442	(305)	137	442	(279)	163
Software and technology	5 years	391	(379)	12	391	(372)	19
Total intangible assets		$11,778	$(1,536)	$10,242	$11,778	$(1,468)	$10,310

Indefinite Life Intangible Assets
We have identified our Federal Communications Commission (“FCC”) licenses and XM and Pandora trademarks as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Each of the FCC licenses authorizes us to use radio spectrum, a reusable resource that does not deplete or exhaust over time.
Our annual impairment assessment of our identifiable indefinite lived intangible assets is performed as of the fourth quarter of each year. An assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. If the carrying value of the intangible assets exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of June 30, 2024, there were no indicators of impairment, and no impairment loss was recognized for intangible assets with indefinite lives during the six months ended June 30, 2024 and 2023.
Definite Life Intangible Assets
Amortization expense for all definite life intangible assets was $31 and $50 for the three months ended June 30, 2024 and 2023, respectively, and $69 and $101 for the six months ended June 30, 2024 and 2023, respectively. There were no retirements or impairments of definite lived intangible assets during the three and six months ended June 30, 2024 and 2023.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The expected amortization expense for each of the fiscal years 2024 through 2028 and for periods thereafter is as follows:

Years ending December 31,	Amount
2024 (remaining)	$63
2025	124
2026	123
2027	75
2028	15
Thereafter	—
Total definite life intangible assets, net	$400

(8)Property and Equipment
Property and equipment, net, consists of the following:

	June 30, 2024	December 31, 2023
Satellite system	$1,598	$1,598
Capitalized software and hardware	2,175	2,178
Construction in progress	867	538
Other	695	627
Total property and equipment	5,335	4,941
Accumulated depreciation	(3,436)	(3,150)
Property and equipment, net	$1,899	$1,791
Construction in progress consists of the following:

	June 30, 2024	December 31, 2023
Satellite system	$613	$490
Capitalized software and hardware	227	17
Other	27	31
Construction in progress	$867	$538
Depreciation and amortization expense on property and equipment was $125 and $104 for the three months ended June 30, 2024 and 2023, respectively, and $242 and $214 for the six months ended June 30, 2024 and 2023, respectively. During the three and six months ended June 30, 2024, we retired property and equipment of $45 and $55, respectively, and during the six months ended June 30, 2024, we recorded related impairment charges of $1, primarily related to terminated software projects. There were no impairment charges recorded during the three months ended June 30, 2024. During the three and six months ended June 30, 2023, we recorded impairment charges of $11 and $13, respectively, primarily related to terminated software projects.
We capitalize a portion of the interest on funds borrowed to finance the construction and launch of our satellites. Capitalized interest is recorded as part of the asset’s cost and depreciated over the satellite’s useful life. Capitalized interest costs were $6 and $4 for the three months ended June 30, 2024 and 2023, respectively, and $12 and $6 for the six months ended June 30, 2024 and 2023, respectively, which related to the construction of our SXM-9, SXM-10, SXM-11 and SXM-12 satellites. We also capitalize a portion of share-based compensation related to employee time for capitalized software projects. Capitalized share-based compensation costs were $6 and $3 for the three months ended June 30, 2024 and 2023, respectively, and $11 and $7 for the six months ended June 30, 2024 and 2023, respectively.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Satellites
As of June 30, 2024, we operated a fleet of five satellites.  Each satellite requires an FCC license, and prior to the expiration of each license, we are required to apply for a renewal of the FCC satellite license.  The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. The chart below provides certain information on our satellites as of June 30, 2024:

Satellite Description	Year Delivered	Estimated End of Depreciable Life	FCC License Expiration Year
SIRIUS FM-5	2009	2024	2025
SIRIUS FM-6	2013	2028	2030
XM-3	2005	2020	2026
XM-5	2010	2025	2026
SXM-8	2021	2036	2029
Our XM-3 satellite remains available as an in-orbit spare.

(9)Leases
We have operating and finance leases for offices, terrestrial repeaters, data centers and certain equipment. Our leases have remaining lease terms of less than 1 year to 19 years, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. We elected the practical expedient to account for the lease and non-lease components as a single component. Additionally, we elected the practical expedient to not recognize right-of-use assets or lease liabilities for short-term leases, which are those leases with a term of twelve months or less at the lease commencement date.
The components of lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$16	$11	$31	$32
Finance lease cost	2	1	3	1
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$17	$11	$32	$31

During the six months ended June 30, 2023, we ceased using one of our leased locations and recorded an impairment charge of $5 to write down the carrying value of the right-of-use asset to its estimated fair value. Refer to Note 4 for additional information.

(10)Related Party Transactions
In the normal course of business, we enter into transactions with related parties such as our tax equity investments and with Sirius XM Canada and SoundCloud.
Tax Equity Investments
The Company has entered into certain tax-effective clean energy technology investments. We invested $23 and $2 during the three months ended June 30, 2024 and 2023, respectively, and $202 and $41 during the six months ended June 30, 2024 and 2023, respectively, in these clean energy projects. As of January 1, 2024, we adopted ASU 2023-02 using the modified retrospective approach and have accounted for these investments using the proportional amortization method. The unamortized investment balance as of June 30, 2024 was $937 and was recorded to Equity method investments in our unaudited combined balance sheets. Under the proportional amortization method, the investment balance will be amortized over the term of the investments based on the current period income tax benefits as a proportion to the total expected income tax benefits. We also recorded liabilities of $767 related to future contractual payments and contingent payments which we determined to be

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
probable, of which $87 is recorded in Related party current liabilities and the balance is recorded in Other long-term liabilities in our unaudited combined balance sheets.

Sirius XM Canada
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada, a privately held corporation. We own 591 shares of preferred stock of Sirius XM Canada, which has a liquidation preference of one Canadian dollar per share.
Sirius XM Canada is accounted for as an equity method investment, and its results are not combined in our unaudited combined financial statements. Sirius XM Canada does not meet the requirements for consolidation as we do not have the ability to direct the most significant activities that impact Sirius XM Canada's economic performance.
On March 15, 2022, Sirius XM and Sirius XM Canada entered into an amended and restated services and distribution agreement. Pursuant to the amended and restated services and distribution agreement, the fee payable by Sirius XM Canada to Sirius XM was modified from a fixed percentage of revenue to a variable fee, based on a target operating profit for Sirius XM Canada. Such variable fee is expected to be evaluated annually based on comparable companies. In accordance with the amended and restated services and distribution agreement, the fee is payable on a monthly basis, in arrears, beginning January 1, 2022.
Our Equity method investments as of June 30, 2024 and December 31, 2023 included the carrying value of our investment balance in Sirius XM Canada of $591 and $604, respectively, and, as of each of June 30, 2024 and December 31, 2023, also included $8, for the long-term value of the outstanding loan to Sirius XM Canada.

Sirius XM Canada paid gross dividends to us of less than $1 during each of the three and six months ended June 30, 2024 and 2023. Dividends are first recorded as a reduction to our investment balance in Sirius XM Canada to the extent a balance exists and then as Other (expense) income for any remaining portion.
We recorded revenue from Sirius XM Canada as Other revenue in our unaudited combined statements of operations of $23 and $26 during the three months ended June 30, 2024 and 2023, respectively, and $47 and $51 during the six months ended June 30, 2024 and 2023, respectively.

SoundCloud
In February 2020, Sirius XM Holdings completed a $75 investment in Series G Membership Units of SoundCloud. The Series G Units are convertible at the option of the holders at any time into shares of ordinary membership units of SoundCloud at a ratio of one ordinary membership unit for each Series G Unit. The investment in SoundCloud is accounted for as an equity method investment as Sirius XM Holdings does not have the ability to direct the most significant activities that impact SoundCloud's economic performance.
Our investment in SoundCloud is recorded in Equity method investments in our unaudited combined balance sheets. Sirius XM has appointed two individuals to serve on SoundCloud's ten-member board of managers. Sirius XM's share of SoundCloud's net loss was $2 and $1 for the three months ended June 30, 2024 and 2023, respectively, and $2 for each of the six months ended June 30, 2024 and 2023, which was recorded in Other income, net in our unaudited combined statements of operations.
In addition to our investment in SoundCloud, Pandora has an agreement with SoundCloud to be its exclusive ad sales representative in the US and certain European countries. Through this arrangement, Pandora offers advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. We recorded revenue share expense related to this agreement of $15 and $14 for the three months ended June 30, 2024 and 2023, respectively, and $30 and $25 for the six months ended June 30, 2024 and 2023, respectively. We also had related party liabilities of $21 and $20 as of June 30, 2024 and December 31, 2023, respectively, related to this agreement.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(11)Debt
Our debt as of June 30, 2024 and December 31, 2023 consisted of the following:

					Principal Amount at	Carrying value(a) at
Issuer / Borrower	Issued	Debt	Maturity Date	Interest Payable	June 30, 2024	June 30, 2024	December 31, 2023
Corporate level notes and loans:
Parent(b)	March 2023	3.75% Convertible Senior Notes	March 15, 2028	Semi-annually in arrears on March 15 and September 15	$575	$601	$688
Parent(b)	November 2019	2.75% Exchangeable Senior Debentures	December 1, 2049	quarterly in arrears on March 1, June 1, September 1, and December 1	585	581	574
Parent	Various	Sirius XM Holdings Margin Loan	Various	n/a	595	595	695
Subsidiary notes and loans:
Sirius XM(c)	April 2022	Incremental Term Loan	April 11, 2024	variable fee paid monthly	—	—	500
Sirius XM	December 2012	Senior Secured Revolving Credit Facility (the "Credit Facility")	August 31, 2026	variable fee paid quarterly	350	350	—
Sirius XM(c)	August 2021	3.125% Senior Notes	September 1, 2026	semi-annually on March 1 and September 1	1,000	995	994
Sirius XM(c)	July 2017	5.00% Senior Notes	August 1, 2027	semi-annually on February 1 and August 1	1,500	1,495	1,494
Sirius XM(c)	June 2021	4.00% Senior Notes	July 15, 2028	semi-annually on January 15 and July 15	2,000	1,986	1,985
Sirius XM(c)	June 2019	5.500% Senior Notes	July 1, 2029	semi-annually on January 1 and July 1	1,250	1,242	1,241
Sirius XM(c)	June 2020	4.125% Senior Notes	July 1, 2030	semi-annually on January 1 and July 1	1,500	1,489	1,488
Sirius XM(c)	August 2021	3.875% Senior Notes	September 1, 2031	semi-annually on March 1 and September 1	1,500	1,487	1,487
Sirius XM	Various	Finance leases	Various	n/a	n/a	13	15
Total debt						10,834	11,161
Less: total current maturities						586	1,079
Less: total deferred financing costs, net						8	9
Total long-term debt						$10,240	$10,073
(a)The carrying value of the obligations is net of any remaining unamortized original issue discount except for the debt measured at fair value noted in (b) below.
(b)Measured at fair value.
(c)All material domestic subsidiaries, including Pandora and its subsidiaries, that guarantee the Credit Facility have guaranteed the Incremental Term Loan and these notes.
3.75% Convertible Senior Notes due 2028
On March 10, 2023, the Company issued $575 convertible notes at an interest rate of 3.75% per annum, which, at the Company’s election, are convertible into cash, shares of Series A Liberty SiriusXM common stock or a combination of cash and shares of Series A Liberty SiriusXM common stock and mature on March 15, 2028. As of June 30, 2024, the conversion rate for the notes was approximately 35.4563 shares (not in millions) of Series A Liberty SiriusXM common stock per $1 thousand principal amount of notes, equivalent to a conversion price of approximately $28.20 per share of Series A Liberty

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
SiriusXM common stock. The Company elected to account for the notes using the fair value option. See Note 3 for information related to unrealized gains (losses) on debt measured at fair value.
2.75% Exchangeable Senior Debentures due 2049
On November 26, 2019, the Company closed a private offering of approximately $604 aggregate principal amount of its 2.75% exchangeable senior debentures due 2049 (the “2.75% Exchangeable Senior Debentures due 2049”). Upon an exchange of debentures, the Company, at its option, may deliver Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock, cash or a combination of Sirius XM Holdings common stock, Series C Liberty SiriusXM common stock and/or cash. The number of shares of Sirius XM Holdings common stock attributable to a debenture represents an initial exchange price of approximately $8.62 per share. A total of approximately 70 shares of Sirius XM Holdings common stock are attributable to the debentures. The debentures may be redeemed by the Company, in whole or in part, on or after December 1, 2024. Accordingly, the 2.75% Exchangeable Senior Debentures due 2049 are classified as a current liability in the combined balance sheet as of June 30, 2024 and December 31, 2023. Additionally, by assumption of the debentures pursuant to the terms of the indenture governing the 2.75% Exchangeable Senior Debentures due 2049, holders will have the right to require the Company to repurchase the 2.75% Exchangeable Senior Debentures due 2049. Holders of the debentures also have the right to require the Company to purchase their debentures on December 1, 2024. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The Company elected to account for the debentures using the fair value option. See Note 3 for information related to unrealized gains (losses) on debt measured at fair value.
Sirius XM Holdings Margin Loan
In February 2021, Liberty Siri MarginCo, LLC (“Siri MarginCo”), a wholly-owned subsidiary of the Company, borrowed $125 pursuant to an amendment to its margin loan agreement secured by shares of Sirius XM Holdings common stock (the “Sirius XM Holdings Margin Loan”) that was comprised of an $875 term loan and an $875 revolving line of credit. The term loan and any drawn portion of the revolver carried an interest rate of the London Inter-Bank Offer Rate plus 2.00% with the undrawn portion carrying a fee of 0.50%. In March 2023, Siri MarginCo amended the Sirius XM Holdings Margin Loan, increasing the revolving line of credit to $1,075, extending the maturity to March 2026 and changing the interest rate to the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. During the six months ended June 30, 2024, Siri MarginCo repaid $100 of borrowings outstanding under the term loan. Borrowings outstanding under the Sirius XM Holdings Margin Loan bore interest at a rate of 7.58% and 7.60% per annum as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, availability under the Sirius XM Holdings Margin Loan was $1,075. As of June 30, 2024, 1,000 shares of the Company’s Sirius XM Holdings common stock with a value of $2,830 were held in collateral accounts related to the Sirius XM Holdings Margin Loan. The margin loan contains various affirmative and negative covenants that restrict the activities of the borrower. The margin loan does not include any financial covenants.
The Credit Facility
In August 2021, Sirius XM entered into an amendment to extend the maturity of the $1,750 Credit Facility to August 31, 2026. Sirius XM's obligations under the Credit Facility are guaranteed by certain of its material domestic subsidiaries, including Pandora and its subsidiaries, and are secured by a lien on substantially all of Sirius XM's assets and the assets of its material domestic subsidiaries. From and after July 1, 2023, Sirius XM's borrowings are based on the SOFR plus an applicable rate based on its debt to operating cash flow ratio. Sirius XM is also required to pay a variable fee on the average daily unused portion of the Credit Facility which is payable on a quarterly basis. The variable rate for the unused portion of the Credit Facility was 0.25% per annum as of June 30, 2024. All of Sirius XM's outstanding borrowings under the Credit Facility are classified as Long-term debt within our unaudited combined balance sheets due to the long-term maturity of this debt.
In April 2022, Sirius XM entered into an amendment to the Credit Facility to incorporate an Incremental Term Loan borrowing of $500. Interest on the Incremental Term Loan borrowing was based on the SOFR plus an applicable rate. On April 11, 2024, the Incremental Term Loan matured and was retired with cash for 100% of the principal amount plus accrued and unpaid interest to the date of maturity.
On January 26, 2024, Sirius XM entered into an amendment to the Credit Facility to, among other things, incorporate a $1,100 delayed draw incremental term loan. Subject to the conditions described in the amendment, the delayed draw incremental term loan shall be available to be drawn by Sirius XM in up to three separate drawings until December 31, 2024. If drawn, interest on the delayed draw incremental term loan will be based on SOFR plus an applicable rate.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Covenants and Restrictions
Under the Credit Facility, Sirius XM, our wholly owned subsidiary, must comply with a debt maintenance covenant that it cannot exceed a total leverage ratio, calculated as consolidated total debt to consolidated operating cash flow, of 5.0 to 1.0.  The Credit Facility generally requires compliance with certain covenants that restrict Sirius XM's ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of Sirius XM's assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions.
The indentures governing Sirius XM's notes restrict Sirius XM's non-guarantor subsidiaries' ability to create, assume, incur or guarantee additional indebtedness without such non-guarantor subsidiary guaranteeing each such series of notes on a pari passu basis.  The indentures governing the notes also contain covenants that, among other things, limit Sirius XM's ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate.
Under Sirius XM's debt agreements, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) a judgment for payment of money exceeding a specified aggregate amount; and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable.  If an event of default occurs and is continuing, our debt could become immediately due and payable.
Fair Value of Debt
The fair values, based on quoted market prices of the same instruments but not considered to be active markets (Level 2), of Sirius XM’s debt securities, not reported at fair value, whose carrying value does not approximate fair value, are as follows:

	June 30, 2024	December 31, 2023
Sirius XM 3.125% Senior Notes due 2026	$937	$932
Sirius XM 5.0% Senior Notes due 2027	$1,431	$1,444
Sirius XM 4.0% Senior Notes due 2028	$1,797	$1,827
Sirius XM 5.50% Senior Notes due 2029	$1,169	$1,202
Sirius XM 4.125% Senior Notes due 2030	$1,275	$1,326
Sirius XM 3.875% Senior Notes due 2031	$1,221	$1,277

(12)Equity
Transactions with Parent, net
As of December 31, 2022, approximately 1.8 notional shares represented a 2.9% intergroup interest in the Liberty Braves Group previously held by the Liberty SiriusXM Group and approximately 4.2 notional shares represented a 1.7% intergroup interest in the Liberty Formula One Group ("Formula One Group") previously held by the Liberty SiriusXM Group.
During March 2023, the Formula One Group paid approximately $202 to the Liberty SiriusXM Group to settle a portion of the intergroup interest in the Formula One Group held by the Liberty SiriusXM Group, as a result of the repurchase of a portion of Liberty's 1.375% Cash Convertible Senior Notes due 2023. On July 12, 2023, the Formula One Group paid approximately $71 to the Liberty SiriusXM Group to settle and extinguish the remaining intergroup interest in the Formula One Group held by the Liberty SiriusXM Group.
On July 18, 2023, Liberty completed the split-off of Atlanta Braves Holdings, Inc. through a redemption of each outstanding share of Liberty Braves common stock in exchange for one share of the corresponding series of Atlanta Braves Holdings, Inc. common stock. The intergroup interest in the Liberty Braves Group attributed to the Company was settled and extinguished through the attribution of Atlanta Braves Holdings, Inc. Series C common stock on a one-for-one basis equal to the number of notional shares representing the intergroup interest.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Purchases of Common Stock of Parent
There were no repurchases of Liberty SiriusXM common stock during the six months ended June 30, 2024 and 2023.
Cash distributions to Parent
The Company did not pay any cash distributions to the Parent during the six months ended June 30, 2024 and paid $1 and $3 to the Parent during the three and six months ended June 30, 2023, respectively.
Subsidiary equity activity

Special Dividends

There were no special dividends declared and paid during the six months ended June 30, 2024 and 2023.
Quarterly Dividends
During the six months ended June 30, 2024 and 2023, Sirius XM Holdings' board of directors declared and paid the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
2024 dividends
January 24, 2024	$0.0266	February 9, 2024	$102	February 23, 2024
April 24, 2024	$0.0266	May 10, 2024	$103	May 29, 2024
2023 dividends
January 25, 2023	$0.0242	February 9, 2023	$94	February 24, 2023
April 19, 2023	$0.0242	May 5, 2023	$94	May 24, 2023
On July 26, 2023, Sirius XM Holdings' board of directors declared a quarterly dividend on Sirius XM Holdings' common stock in the amount of $0.0242 per share of common stock to stockholders of record as of the close of business on August 8, 2023. The dividend was paid on August 30, 2023.
In addition, on July 24, 2024, Sirius XM Holdings' board of directors declared a quarterly dividend on Sirius XM Holdings' common stock in the amount of $0.0266 per share of common stock payable on August 26, 2024 to stockholders of record as of the close of business on August 9, 2024.
Subsidiary Stock Repurchase Program
As of June 30, 2024, Sirius XM Holdings' board of directors had approved for repurchase an aggregate of $18,000 of its common stock.  Sirius XM Holdings' board of directors did not establish an end date for this stock repurchase program.  Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in privately negotiated transactions, including transactions with Liberty and its affiliates, or otherwise.  As of June 30, 2024, Sirius XM Holdings' cumulative repurchases since December 2012 under its stock repurchase program totaled 3,731 shares for $16,834, and $1,166 remained available for future share repurchases under its stock repurchase program. During the six months ended June 30, 2024, Sirius XM Holdings did not repurchase any shares of its common stock.
The following table summarizes Sirius XM Holdings' total share repurchase activity for the six months ended:

	June 30, 2024		June 30, 2023
Share Repurchase Type	Shares	Amount	Shares	Amount
Open Market Repurchases	—	$—	53	$202

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(13)Benefit Plans

Included in the accompanying combined statements of operations are the following amounts of share-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cost of services:
Programming and content	$9	$8	$17	$15
Customer service and billing	1	1	2	3
Transmission	1	1	3	2
Sales and marketing	11	11	23	20
Engineering, design, and development	11	11	23	22
General and administrative	15	14	28	32
	$48	$46	$96	$94
Liberty Awards
Liberty grants, to certain of its directors and employees, RSAs, RSUs and stock options to purchase shares of Liberty SiriusXM common stock (collectively, "Liberty Awards"). The Company measures the cost of employee services received in exchange for an equity classified Liberty Award based on the grant-date fair value (“GDFV”) of the Liberty Award and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Liberty Award). The Company measures the cost of employee services received in exchange for a liability classified Liberty Award based on the current fair value of the Liberty Award and remeasures the fair value of the Liberty Award at each reporting date.
At the time of the Split-Off, outstanding stock options to purchase shares of Liberty SiriusXM common stock will be accelerated and become fully vested and exchanged into stock options to purchase shares of Liberty Sirius XM Holdings common stock adjusted based on the Exchange Ratio. The RSAs and RSUs with respect to shares of Liberty SiriusXM common stock will accelerate, become fully vested, and be treated as outstanding shares of Liberty SiriusXM common stock and as such will be exchanged into shares of Liberty Sirius XM Holdings common stock in the Split-Off based on the Exchange Ratio. Following the Split-Off, a portion of the outstanding stock options to purchase shares of Liberty SiriusXM common stock may be settled in cash as the underlying shares may not be registered, and therefore if cash settlement is probable these awards would be liability classified.
The following table presents the number and weighted average exercise price ("WAEP") of options to purchase shares of Series C Liberty SiriusXM common stock granted to certain officers, employees and directors of Liberty, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Options (000's)	WAEP	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding at January 1, 2024	5,863	$29.13
Granted	—	$—
Exercised	(987)	$25.94
Forfeited/Cancelled	(1)	$29.98
Outstanding at June 30, 2024	4,875	$29.78	2.8	$—
Exercisable at June 30, 2024	4,086	$29.84	2.7	$—

The Company did not grant any options to purchase Series A, Series B or Series C Liberty SiriusXM common stock during the six months ended June 30, 2024. As of June 30, 2024, there were no outstanding Series A or Series B options to purchase shares of Series A or Series B Liberty SiriusXM common stock.

Liberty calculates the GDFV for its equity classified options using the Black-Scholes Model. Liberty estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
based on the historical volatility of Liberty SiriusXM common stock and, when available, the implied volatility of publicly traded Liberty SiriusXM options. The Company uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

As of June 30, 2024, Liberty reserved 4.9 shares of Series C Liberty SiriusXM common stock for issuance under exercise privileges of outstanding stock options.

The aggregate intrinsic value of all Series C Liberty SiriusXM options exercised during the six months ended June 30, 2024 and 2023 was approximately $3 and $2, respectively.

During the six months ended June 30, 2024, Liberty granted 82 thousand performance-based RSUs of Series C Liberty SiriusXM common stock to its Chief Executive Officer. The RSUs had a GDFV of $29.31 per share and cliff vest one year from the month of grant, subject to the satisfaction of certain performance objectives. Performance objectives, which are subjective, are considered in determining the timing and amount of compensation expense recognized. When the satisfaction of the performance objectives becomes probable, the Company records compensation expense. The probability of satisfying the performance objectives is assessed at the end of each reporting period.

The aggregate fair value of all RSAs and RSUs of Series A and Series C Liberty SiriusXM common stock that vested during the six months ended June 30, 2024 and 2023 was approximately $2 and $1, respectively.

The Company had approximately 301 thousand unvested RSAs and RSUs of Liberty SiriusXM common stock held by certain directors, officers and employees of Liberty as of June 30, 2024. These unvested RSAs and RSUs of Series C Liberty SiriusXM common stock had a weighted average GDFV of $27.68 per share.

As of June 30, 2024, the total unrecognized compensation cost related to unvested Liberty SiriusXM Awards was approximately $5. Such amount will be recognized in the Company's combined statements of operations over a weighted average period of approximately 1.8 years.

Sirius XM Holdings Awards
2015 Long-Term Stock Incentive Plan

In May 2015, Sirius XM Holdings' stockholders approved the Sirius XM Holdings Inc. 2015 Long-Term Stock Incentive Plan (the “2015 Plan”).  Employees, consultants and members of Sirius XM Holdings board of directors are eligible to receive awards under the 2015 Plan.  The 2015 Plan provides for the grant of stock options, RSAs, RSUs and other stock-based awards that the compensation committee (the “Compensation Committee”) of Sirius XM Holdings' board of directors deems appropriate.  Stock-based awards granted under the 2015 Plan are generally subject to a graded vesting requirement, which is generally three to four years from the grant date.  Stock options generally expire ten years from the date of grant. RSUs include performance-based RSUs (“PRSUs”), the vesting of which are subject to the achievement of performance goals and the employee's continued employment and generally cliff vest on the third anniversary of the grant date. Each RSU entitles the holder to receive one share of common stock upon vesting.  As of June 30, 2024, 79 shares of Sirius XM Holdings' common stock were available for future grants under the 2015 Plan.
The Compensation Committee intends to award equity-based compensation to Sirius XM Holdings' senior management in the form of: stock options, restricted stock units, PRSUs, which will cliff vest after a performance period target established by the Compensation Committee is achieved, and PRSUs, which will cliff vest after a performance period based on the performance of Sirius XM Holdings' common stock relative to the companies included in the S&P 500 Index. Sirius XM Holdings refers to this performance measure as a relative “TSR” or “total stockholder return” metric. TSRs based on the relative total stockholder return metric will only vest if Sirius XM Holdings' performance achieves at least the 25th percentile, with a target payout requiring performance at the 50th percentile. The settlement of PRSUs earned in respect of the applicable performance period will be generally subject to the executive’s continued employment with us through the date the total stockholder return performance is certified by the Compensation Committee.
At the Split-Off, Liberty Sirius XM Holdings is expected to assume the awards on a one-to-ten basis.
Other Plans
Sirius XM Holdings maintains six share-based benefit plans in addition to the 2015 Plan — the Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan, the Amended and Restated Sirius Satellite Radio 2003 Long-Term Stock Incentive Plan,

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
the 2014 Stock Incentive Plan of AdsWizz Inc., the Pandora Media, Inc. 2011 Equity Incentive Plan, the Pandora Media, Inc. 2004 Stock Plan and the TheSavageBeast.com, Inc. 2000 Stock Incentive Plan. Excluding dividend equivalent units granted as a result of a declared dividend, no further awards may be made under these plans.
The following table summarizes the weighted-average assumptions used to compute the fair value of options granted to employees, members of Sirius XM Holdings' board of directors and non-employees under the Sirius XM Awards:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.7%	3.6%	4.4%	4.0%
Expected life of options — years	3.75	3.80	3.76	3.80
Expected stock price volatility	41%	34%	40%	31%
Expected dividend yield	3.9%	2.6%	2.8%	2.0%
The following table summarizes stock option activity under Sirius XM Holdings' share-based plans for the six months ended June 30, 2024:

	Options	WAEP	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	122	$5.60
Granted	29	$4.19
Exercised	(1)	$3.56
Forfeited, cancelled or expired	(6)	$5.75
Outstanding as of June 30, 2024	144	$5.33	5.41	$1
Exercisable as of June 30, 2024	92	$5.57	4.14	$—
The weighted average GDFV per stock option granted during the six months ended June 30, 2024 was $1.23.  The total intrinsic value of stock options exercised during each of the six months ended June 30, 2024 and 2023 was $1.  During the six months ended June 30, 2024, the number of net settled shares issued as a result of stock option exercises was less than 1.
The Company recognized share-based payment expense associated with Sirius XM Holdings stock options of $8 and $7 for the three months ended June 30, 2024 and 2023, respectively, and $16 and $15 for the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes the RSUs, including PRSUs, activity under the Sirius XM Holdings share-based plans for the six months ended June 30, 2024:

	Shares	GDFV Per Share
Nonvested as of January 1, 2024	89	$5.59
Granted	15	$4.30
Vested	(12)	$6.06
Forfeited	(7)	$5.54
Nonvested as of June 30, 2024	85	$5.27
The total intrinsic value of RSUs, including PRSUs, vesting during the six months ended June 30, 2024 and 2023 was $51 and $44, respectively. During the six months ended June 30, 2024, the number of net settled shares issued as a result of RSUs vesting totaled 8. During the six months ended June 30, 2024, we granted 9 PRSUs to certain employees. The Company believes it is probable that the performance target applicable to these PRSUs will be achieved.
In connection with the cash dividends paid during the six months ended June 30, 2024, Sirius XM Holdings granted 1 RSUs, including PRSUs, in accordance with the terms of existing award agreements. These grants did not result in any additional incremental share-based payment expense being recognized during the six months ended June 30, 2024.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
The Company recognized share-based payment expense associated with Sirius XM Holdings' RSUs, including PRSUs, of $38 and $35 for the three months ended June 30, 2024 and 2023, respectively, and $75 and $72 for the six months ended June 30, 2024 and 2023, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards for Sirius XM Holdings stock options and RSUs, including PRSUs, granted to employees, members of Sirius XM Holdings' board of directors and third parties at June 30, 2024 and December 31, 2023 was $385 and $423, respectively.  The total unrecognized compensation costs at June 30, 2024 are expected to be recognized over a weighted-average period of 2.4 years.
401(k) Savings Plans
Sirius XM Holdings sponsors the Sirius XM Radio Inc. 401(k) Savings Plan (the “Sirius XM Plan”) for eligible employees. The Sirius XM Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax eligible earnings, subject to certain defined limits. Sirius XM Holdings matches 50% of an employee’s voluntary contributions per pay period on the first 6% of an employee’s pre-tax salary up to a maximum of 3% of eligible compensation.  Sirius XM Holdings may also make additional discretionary matching, true-up matching and non-elective contributions to the Sirius XM Plan.  Employer matching contributions under the Sirius XM Plan vest at a rate of 33.33% for each year of employment and are fully vested after three years of employment for all current and future contributions.  Sirius XM Holdings cash employer matching contributions are not used to purchase shares of Sirius XM Holdings common stock on the open market, unless the employee elects Sirius XM Holdings common stock as their investment option for this contribution.
The Company recognized expenses of $5 for each of the three months ended June 30, 2024 and 2023, and $11 for each of the six months ended June 30, 2024 and 2023 in connection with the Sirius XM Plan.
Sirius XM Holdings Inc. Deferred Compensation Plan
The Sirius XM Holdings Inc. Deferred Compensation Plan (the “DCP”) allows members of Sirius XM Holdings board of directors and certain eligible employees to defer all or a portion of their base salary, cash incentive compensation and/or board of directors’ cash compensation, as applicable.  Pursuant to the terms of the DCP, Sirius XM Holdings may elect to make additional contributions beyond amounts deferred by participants, but it is under no obligation to do so.  Sirius XM Holdings has established a grantor (or “rabbi”) trust to facilitate the payment of its obligations under the DCP.
Contributions to the DCP, net of withdrawals, for the three months ended June 30, 2024 and 2023, were $(1) and less than $(1), respectively, and $1 for each of the six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, the fair value of the investments held in the trust were $58 and $53, respectively, which is included in Other long-term assets in our unaudited combined balance sheets and classified as trading securities.  Trading gains and losses associated with these investments are recorded in Other (expense) income within our unaudited combined statements of comprehensive income.  The associated liability is recorded within Other long-term liabilities in our unaudited combined balance sheets, and any increase or decrease in the liability is recorded in General and administrative expense within our unaudited combined statements of operations.  We recorded gains on investments held in the trust of $1 and $3 for the three months ended June 30, 2024 and 2023, respectively, and $5 for each of the six months ended June 30, 2024 and 2023.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
(14)Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of June 30, 2024:

	2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations	$3	$7	$1,950	$1,501	$2,575	$4,832	$10,868
Cash interest payments	251	494	446	383	296	695	2,565
Satellite and transmission	163	211	92	41	1	4	512
Programming and content	199	347	238	148	79	63	1,074
Sales and marketing	52	29	18	6	1	—	106
Satellite incentive payments	4	8	3	3	3	12	33
Operating lease obligations	29	55	50	45	36	67	282
Royalties, minimum guarantees and other	331	550	695	267	262	275	2,380
Total (1)	$1,032	$1,701	$3,492	$2,394	$3,253	$5,948	$17,820
(1)The table does not include our reserve for uncertain tax positions, which at June 30, 2024 totaled $71.
Debt obligations.    Debt obligations include principal payments on outstanding debt and finance lease obligations.
Cash interest payments.    Cash interest payments include interest due on outstanding debt and finance lease payments through maturity.
Satellite and transmission.    We have entered into agreements for the design, construction and launch of four additional satellites, SXM-9, SXM-10, SXM-11 and SXM-12. We also have entered into agreements with third parties to operate and maintain satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks.
Programming and content.    We have entered into various programming and content agreements. Under the terms of these agreements, our obligations include fixed payments, advertising commitments and revenue sharing arrangements. In certain of these agreements, the future revenue sharing costs are dependent upon many factors and are difficult to estimate; therefore, they are not included in our minimum contractual cash commitments.
Sales and marketing.    We have entered into various marketing, sponsorship and distribution agreements to promote our brands and are obligated to make payments to sponsors, retailers, automakers, radio manufacturers and other third parties under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors.
Satellite incentive payments.    Maxar Technologies (formerly Space Systems/Loral), the manufacturer of certain of our in-orbit satellites, may be entitled to future in-orbit performance payments upon XM-5, SIRIUS FM-5, SIRIUS FM-6, and SXM-8 meeting their fifteen-year design life, which we expect to occur.
Operating lease obligations.    We have entered into both cancelable and non-cancelable operating leases for office space, terrestrial repeaters, data centers and equipment. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases have options to renew.
Royalties, Minimum Guarantees and Other. We have entered into music royalty arrangements that include fixed payments. In addition, certain of our podcast agreements also contain minimum guarantees. As of June 30, 2024, we had future fixed commitments related to music royalty and podcast agreements of $912, of which $141 will be paid in 2024 and the remainder will be paid thereafter. On a quarterly basis, we record the greater of the cumulative actual content costs incurred or the cumulative minimum guarantee based on forecasts for the minimum guarantee period. The minimum guarantee period is the period of time that the minimum guarantee relates to, as specified in each agreement, which may be annual or a longer period. The cumulative minimum guarantee, based on forecasts, considers factors such as listening hours, downloads, revenue, subscribers and other terms of each agreement that impact our expected attainment or recoupment of the minimum guarantees based on the relative attribution method.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
We have entered into certain tax equity investments in which we expect to make future contributions. These future contributions are expected to be made over the remaining respective terms of the investments and totaled $767 as of June 30, 2024, of which $33 is expected to be paid in 2024 and the remainder thereafter.
Several of our content agreements also include provisions related to the royalty payments and structures of those agreements relative to other content licensing arrangements, which, if triggered, cause our payments under those agreements to escalate. In addition, record labels, publishers and performing rights organizations with whom we have entered into direct license agreements have the right to audit our content payments, and such audits often result in disputes over whether we have paid the proper content costs.
We have also entered into various agreements with third parties for general operating purposes.
In addition to the minimum contractual cash commitments described above, we have entered into other variable cost arrangements. These future costs are dependent upon many factors and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions. We do not have any other significant off-balance sheet financing arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Legal Proceedings
In the ordinary course of business, we are a defendant or party to various claims and lawsuits, including those discussed below.

We record a liability when we believe that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. We evaluate developments in legal matters that could affect the amount of liability that has been previously accrued and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. We may be unable to reasonably estimate the possible loss or range of loss for a particular legal contingency for various reasons, including, among others, because: (i) the damages sought are indeterminate; (ii) the proceedings are in the relative early stages; (iii) there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) there remain significant factual issues to be determined or resolved; (vi) the relevant law is unsettled; or (vii) the proceedings involve novel or untested legal theories. In such instances, there may be considerable uncertainty regarding the ultimate resolution of such matters, including the likelihood or magnitude of a possible eventual loss, if any.

Vladmir Fishel v. Liberty Media Corporation, et al. On September 23, 2021, a putative class action complaint was filed by a purported Sirius XM Holdings stockholder in the Court of Chancery of the State of Delaware under the caption Vladmir Fishel v. Liberty Media Corporation, et al., Case No. 2021-0820. The complaint named as defendants Liberty, the members of the Sirius XM Holdings board of directors, and Sirius XM Holdings as the nominal defendant. The complaint alleged that the Sirius XM Holdings board of directors, including Mr. Gregory B. Maffei, the Chairman of the board of directors of Sirius XM Holdings, Ms. Robin P. Hickenlooper, Mr. David A. Blau and Mr. Evan D. Malone, and Liberty, in its purported capacity as a controlling stockholder, breached their fiduciary duties in connection with approving an upsizing of Sirius XM Holdings’ ongoing repurchase program in July 2021. The complaint also alleged that various relationships among certain members of the Sirius XM Holdings board of directors, Mr. John C. Malone and Liberty rendered a majority of the Sirius XM Holdings board of directors not independent from Mr. John C. Malone and Liberty. The complaint sought, among other things, certification of a class action, preliminary and permanent injunctive relief enjoining Sirius XM Holdings’ ongoing repurchase program and any further stock purchases, and monetary relief in the form of damages.

On February 2, 2022, the plaintiff filed a supplement to the complaint, which included, among other things, a request for a declaratory judgment that any short-form merger under 8 Del. C. § 253 would be subject to judicial review.

On September 15, 2023, the plaintiff filed a motion for leave to file a Verified Amended Class Action and Derivative Complaint and Supplemental Complaint.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
On December 8, 2023, and in advance of the expenditure of significant time and costs to prepare for trial in this action, the plaintiff (on behalf of himself and other members of a proposed settlement class) and the defendants entered into an agreement in principle to settle the litigation pursuant to which the parties agreed that the plaintiff would release the claims in the original complaint, the supplemented complaint, and the proposed amended complaint with prejudice, with customary releases, in return for a settlement payment of $36, a portion of which would be contributed by insurance carriers. The Company recorded a current liability in the combined balance sheet and litigation settlement expense within income from operations in the combined statements of operations of approximately $7 each related to this matter in the fourth quarter of 2023 and paid $7 to fund the escrow account during the first quarter of 2024.

On January 8, 2024, the parties filed a Stipulation and Agreement of Settlement, Compromise, and Release. On January 10, 2024, the Court preliminarily certified, solely for purposes of effectuating the proposed settlement, the action as a non-opt out class action on behalf of a settlement class consisting of all holders of Sirius XM Holdings common stock as of close of trading on January 5, 2024, with some limited exceptions. The Court set a settlement hearing for April 8, 2024, to determine whether to permanently certify the class, whether the proposed settlement is fair, reasonable, and adequate to the settlement class, and whether to enter a judgment dismissing the action with prejudice, among other things. On January 12, 2024, the parties filed a Corrected Stipulation and Agreement of Settlement, Compromise, and Release. On April 9, 2024, after holding a settlement hearing the previous day, the Court entered an Order and Final Judgment, certifying the action as a non-opt out class action on behalf of a settlement class consisting of all holders of Sirius XM Holdings common stock as of close of trading on January 5, 2024, with some limited exceptions, approving the proposed settlement as fair, reasonable, and adequate to the settlement class, and dismissing the action with prejudice, among other things.

New York State v. Sirius XM Radio Inc. On December 20, 2023, the People of the State of New York, by Letitia James, Attorney General of the State of New York (the “NY AG”), filed a Petition in the Supreme Court of the State of New York, New York County, against Sirius XM. The Petition alleges various violations of New York law and the federal Restore Online Shoppers’ Confidence Act (“ROSCA”) arising out of subscription cancellation practices. In general, the Petition alleges that Sirius XM requires consumers to devote an excessive amount of time to cancel subscriptions and have not implemented cancellation processes that are simple and efficient.

The Petition claims to be brought under certain provisions of New York law that authorize the NY AG to initiate special proceedings seeking injunctive and other equitable relief in cases of persistent business fraud or illegality. The Petition seeks: a permanent injunction against violating provisions of New York law and ROSCA arising out of the alleged deceptive practices associated with its subscription cancellation procedures; an accounting of each consumer who cancelled, or sought to cancel, a satellite radio subscription, including the duration of the cancel interaction and the funds collected from such consumers after that interaction; monetary restitution and damages to aggrieved consumers; disgorgement of all profits resulting from the alleged improper acts; civil penalties; and the NY AG’s costs.

In March 2024, Sirius XM filed its Answer to the Petition which was supported by various factual declarations and asserts affirmative defenses to the allegations contained in the Petition. In connection with the Answer, Sirius XM has cross moved for summary judgment with respect to various claims asserted in the Petition. In April 2024, the NY AG filed its responsive pleadings in support of the Petition and in opposition to Sirius XM’s cross motion for summary judgment. In May 2024, Sirius XM filed further opposition to the Petition, and a reply in support of its cross-motion. The Petition and Sirius XM's cross-motion are now fully submitted. The parties have jointly requested that the Court set oral argument; the Court has yet to act upon that request.

Sirius XM believes it has substantial defenses to the action and intends to defend this action vigorously.

U.S. Music Royalty Fee Actions and Mass Arbitrations. A number of class actions and mass arbitrations have been commenced against Sirius XM relating to its pricing, billing and subscription marketing practices. Although each class action and mass arbitration contains unique allegations; in general, the actions and arbitrations allege that Sirius XM falsely advertised its music subscription plans at lower prices than it actually charges, that it allegedly did not disclose its “U.S. Music Royalty Fee”, and that Sirius XM has taken other actions to prevent customers from discovering the existence, amount and nature of the U.S. Music Royalty Fee in violation of various state consumer protection laws.

The plaintiffs and claimants seek to enjoin Sirius XM from advertising its music subscription plans without more specifically disclosing the existence and amount of the U.S. Music Royalty Fee. The plaintiffs and claimants also seek disgorgement, restitution and/or damages in the aggregate amount of U.S Music Royalty Fees paid by customers, as well as statutory and punitive damages where available.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

To date, the actions and arbitrations filed against Sirius XM include:

•On April 14, 2023, Ayana Stevenson and David Ambrose, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the Superior Court of the State of California, County of Contra Costa. The case was removed to the United States District Court for the Northern District of California, which issued an Order on November 9, 2023 granting Sirius XM’s Motion to Compel Arbitration and dismissed the complaint. Plaintiffs appealed the Court’s granting of the Motion, and Sirius XM cross-appealed the Court’s dismissal in lieu of the issuance of a stay pending arbitration. The appeal and cross-appeal have been dismissed leaving the District Court’s order compelling arbitration in place.

•On May 17, 2023, Robyn Posternock, Muriel Salters and Philip Munning, individually, as private attorneys general, and on behalf of all other New Jersey persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the District of New Jersey. Sirius XM filed a Motion to Compel Arbitration on August 18, 2023. Sirius XM renewed that motion on June 14, 2024 and the renewed motion remains pending.

•On June 5, 2023, Christopher Carovillano and Steven Brandt, individually, as private attorneys general, and on behalf of all other U.S. persons similarly situated (excluding persons in the states of California, New Jersey and Washington), filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York. On February 6, 2024, the Court issued an Order denying Sirius XM’s Motion to Dismiss and Sirius XM filed an Answer to the complaint on February 20, 2024. On May 24, 2024, Sirius XM filed a Motion for Partial Summary Judgement and to Strike Class Allegations. On July 18, 2024, the Court issued an Opinion and Order granting Sirius XM's motion for partial summary judgement and striking the plaintiffs' class allegations. This case is now expected to proceed solely as to plaintiff's individual claims.
•On June 1, 2024, Elenamarie Burns, Jacqueline Gardner, and Lynne Silver filed a petition on behalf of 7,628 individuals in the Commercial Division of the Supreme Court of New York, County of New York, seeking to compel Sirius XM to arbitrate and advance the payment of American Arbitration Association (the AAA) arbitration fees in connection with individual arbitrations. On July 3, 2024, those petitioners filed an amended petition seeking the same relief on behalf of a revised list of 7,628 petitioners. The Court has not taken any action in connection with the amended petition.
•On June 14, 2024, Kara Kirkpatrick, Gillian Maxfield, Anna Demarco and Cody Michael, individually and on behalf of all other Oregon persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the District of Oregon.
•On June 21, 2024, Cindy Balmores, Justin Braswell, Deborah Garvin, and Thea Anderson, individually, as private attorneys general, and on behalf of all other Washington persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Western District of Washington.
•On June 25, 2024, Denise Woods and Sherry Tapia, individually, as private attorneys general, and on behalf of all other California persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Northern District of California. On July 3, 2024, plaintiffs filed an administrative motion to relate this case to the earlier filed Stevenson case.
•On June 26, 2024, Bonnie Wilson, individually and on behalf of all other U.S. persons similarly situated, filed a class action complaint against Sirius XM in the United States District Court for the Southern District of New York.

•Commencing in June 2023, various law firms began filing mass arbitration claims against Sirius XM before the AAA. Collectively, the law firms purport to act on behalf of approximately 70,000 claimants. Several of the law firms have asserted additional causes of action under the Electronic Funds Transfer Act.

Sirius XM believes it has substantial defenses to the claims asserted in these actions and arbitrations, and it intends to defend these actions vigorously.

Other Matters.  In the ordinary course of business, Sirius XM Holdings and Sirius XM are defendants in various other lawsuits and arbitration proceedings, including derivative actions; actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
intellectual property. None of these other matters, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

(15)Income Taxes
Certain entities and activities attributed to the Company were included in the federal combined income tax returns of Liberty during the periods presented. The tax provision included in these combined financial statements has been prepared on a stand-alone basis, as if the Company was not part of the consolidated Liberty tax group. Tax sharing payments are remitted between Liberty and the Company in accordance with Liberty’s tax sharing policies based on income tax benefits or liabilities attributed to the Company. As of June 30, 2024 and December 31, 2023, Liberty Sirius XM Holdings had an income tax payable of approximately $116 and $131, respectively, included in other current liabilities in the combined balance sheet. This payable is expected to be reduced to zero prior to the Split-Off.
Income tax expense was $76 and $52 for the three months ended June 30, 2024 and 2023, respectively, and $144 and $120 for the six months ended June 30, 2024 and 2023, respectively.
Our effective tax rate for the three months ended June 30, 2024 and 2023 was 17.7% and 17.9%, respectively. Our effective tax rate for the six months ended June 30, 2024 and 2023 was 19.5% and 20.4%, respectively. The effective tax rate for the three and six months ended June 30, 2024 was primarily impacted by benefits related to certain tax credits. The effective tax rate for the three and six months ended June 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to realize and benefits related to certain tax credits.
During the three and six months ended June 30, 2024, we recognized net tax benefits of $12 and $16, respectively, related to our tax equity investments. These recognized net tax benefits were recorded to Income tax expense in our unaudited combined statement of comprehensive income. During the three and six months ended June 30, 2024, the net tax benefits included tax credits and other income tax benefits of $54 and $79, respectively, which were partially offset by amortization expense of $42 and $63, respectively.
As of each of June 30, 2024 and December 31, 2023, we had a valuation allowance related to deferred tax assets of $88 that were not likely to be realized due to the timing of certain federal and state net operating loss limitations.
(16) Segments and Geographic Information
In accordance with FASB ASC Topic 280, Segment Reporting, we disaggregate our operations into two reportable segments: Sirius XM and Pandora and Off-platform. The financial results of these segments are utilized by the chief operating decision maker, who is the Chief Executive Officer of Sirius XM Holdings, for evaluating segment performance and allocating resources. We report our segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. For additional information on our segments refer to Note 1.
Segment results include the revenues and cost of services which are directly attributable to each segment. There are no indirect revenues or costs incurred that are allocated to the segments. The Company eliminates intersegment advertising campaign revenue. We had intersegment advertising revenue of $1 and less than $1 during the three months ended June 30, 2024 and 2023, respectively, and $2 and $1 during the six months ended June 30, 2024 and 2023, respectively.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
Segment revenue and gross profit were as follows during the period presented:

	For the Three Months Ended June 30, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,520	$138	$1,658
Advertising revenue	43	400	443
Equipment revenue	47	—	47
Other revenue	30	—	30
Total revenue	1,640	538	2,178
Cost of services (a)	(654)	(358)	(1,012)
Segment gross profit	$986	$180	$1,166
The reconciliation between reportable segment gross profit to combined income before income tax is as follows:

For the Three Months Ended June 30, 2024
Segment Gross Profit	$1,166
Subscriber acquisition costs	(92)
Sales and marketing (a)	(217)
Engineering, design and development (a)	(60)
General and administrative (a)	(101)
Depreciation and amortization	(156)
Share-based payment expense	(48)
Impairment, restructuring and acquisition costs	(21)
Total other expense	(41)
Combined income before income taxes	$430
(a)     Share-based payment expense is presented as a separate line item for the purpose of this note and consists of $11 related to cost of services, $11 related to sales and marketing, $11 related to engineering, design and development and $15 related to general and administrative. These amounts have been excluded from these line items in this table for the three months ended June 30, 2024.

	For the Three Months Ended June 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$1,597	$128	$1,725
Advertising revenue	45	400	445
Equipment revenue	47	—	47
Other revenue	33	—	33
Total revenue	1,722	528	2,250
Cost of services (b)	(675)	(376)	(1,051)
Segment gross profit	$1,047	$152	$1,199

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)
    The reconciliation between reportable segment gross profit to combined income before income tax is as follows:

For the Three Months Ended June 30, 2023
Segment Gross Profit	$1,199
Subscriber acquisition costs	(93)
Sales and marketing (b)	(209)
Engineering, design and development (b)	(72)
General and administrative (b)	(155)
Depreciation and amortization	(154)
Share-based payment expense	(46)
Impairment, restructuring and acquisition costs	(18)
Total other expense	(161)
Combined income before income taxes	$291
(b)     Share-based payment expense is presented as a separate line item for the purpose of this note and consists of $10 related to cost of services, $11 related to sales and marketing, $11 related to engineering, design and development and $14 related to general and administrative. These amounts have been excluded from these line items in this table for the three months ended June 30, 2023.

	For the Six Months Ended June 30, 2024
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$3,067	$271	$3,338
Advertising revenue	83	762	845
Equipment revenue	97	—	97
Other revenue	60	—	60
Total revenue	3,307	1,033	4,340
Cost of services (c)	(1,329)	(709)	(2,038)
Segment gross profit	$1,978	$324	$2,302
The reconciliation between reportable segment gross profit to combined income before income tax is as follows:

For the Six Months Ended June 30, 2024
Segment Gross Profit	$2,302
Subscriber acquisition costs	(182)
Sales and marketing (c)	(434)
Engineering, design and development (c)	(134)
General and administrative (c)	(212)
Depreciation and amortization	(311)
Share-based payment expense	(96)
Impairment, restructuring and acquisition costs	(53)
Total other expense	(141)
Combined income before income taxes	$739
(c)     Share-based payment expense is presented as a separate line item for the purpose of this note and consists of $22 related to cost of services, $23 related to sales and marketing, $23 related to engineering, design and development and $28 related to general and administrative. These amounts have been excluded from these line items in this table for the six months ended June 30, 2024.

LIBERTY SIRIUS XM HOLDINGS INC.
NOTES TO COMBINED FINANCIAL STATEMENTS - Continued
(UNAUDITED)
(Dollars and shares in millions, except per share amounts or otherwise stated)

	For the Six Months Ended June 30, 2023
	Sirius XM	Pandora and Off-platform	Total
Revenue
Subscriber revenue	$3,160	$257	$3,417
Advertising revenue	85	734	819
Equipment revenue	93	—	93
Other revenue	65	—	65
Total revenue	3,403	991	4,394
Cost of services (d)	(1,340)	(727)	(2,067)
Segment gross profit	$2,063	$264	$2,327
The reconciliation between reportable segment gross profit to combined income before income tax is as follows:

For the Six Months Ended June 30, 2023
Segment Gross Profit	$2,327
Subscriber acquisition costs	(183)
Sales and marketing (d)	(423)
Engineering, design and development (d)	(140)
General and administrative (d)	(297)
Depreciation and amortization	(315)
Share-based payment expense	(94)
Impairment, restructuring and acquisition costs	(50)
Total other expense	(236)
Combined income before income taxes	$589
(d)     Share-based payment expense is presented as a separate line item for the purpose of this note and consists of $20 related to cost of services, $20 related to sales and marketing, $22 related to engineering, design and development and $32 related to general and administrative. These amounts have been excluded from these line items in this table for the six months ended June 30, 2023.
A measure of segment assets is not currently provided to the Chief Executive Officer of Sirius XM Holdings and has therefore not been provided.
As of June 30, 2024, long-lived assets were predominantly located in the United States. No individual foreign country represented a material portion of our combined revenue during the three and six months ended June 30, 2024 and 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information concerning Liberty Sirius XM Holdings' results of operations and financial condition. This discussion should be read in conjunction with Liberty Sirius XM Holdings' accompanying combined financial statements and the notes thereto. All amounts referenced in this section are in millions, except subscriber amounts are in thousands and per subscriber and per installation amounts are in ones, unless otherwise stated.
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time, including the risk factors described under Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q.
Because the risk factors referred to in Item 1A “Risk Factors” in Part II of this Quarterly Report on Form 10-Q could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying combined financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2023 in the Registration Statement.

Executive Summary
On December 11, 2023, Liberty Media Corporation (“Liberty”) entered into definitive agreements, which were amended on June 16, 2024, subject to the terms thereof, to effect the Split-Off. The Exchange Ratio will be calculated prior to the effective time of the redemption and is estimated to be approximately 0.83 of a share of Liberty Sirius XM Holdings Common Stock per one share of Liberty SiriusXM common stock. Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”) will be comprised of the businesses, assets and liabilities attributed to the Liberty SiriusXM Group (“Liberty SiriusXM Group”), which, as of June 30, 2024, included Liberty's approximate 83% interest in Sirius XM Holdings, corporate cash, Liberty's 3.75% Convertible Senior Notes due 2028, Liberty's 2.75% Exchangeable Senior Debentures due 2049 and a margin loan obligation secured by shares of Sirius XM Holdings common stock incurred by a wholly-owned special purpose subsidiary of Liberty (the “Sirius XM Holdings Margin Loan”).
In contemplation of the Split-Off, the Company filed the Registration Statement with the Securities and Exchange Commission that became effective on July 23, 2024. By virtue of the Registration Statement having gone effective, the Company is required to file a Form 10-Q for the quarter ended June 30, 2024.
Liberty acquired a controlling interest in Sirius XM Holdings on January 18, 2013 and applied purchase accounting and consolidated the results of Sirius XM Holdings from that date. The results presented below include the impacts of acquisition accounting adjustments in all periods presented.
On November 1, 2021, Liberty entered into an exchange agreement with certain counterparties to acquire an aggregate of 43,658,800 shares of Sirius XM Holdings common stock in exchange for the issuance by Liberty to the counterparties of an aggregate of 5,347,320 shares of Series A Liberty SiriusXM common stock. Following the closing of the exchange on November 3, 2021, Liberty and Sirius XM Holdings became members of the same consolidated federal income tax group. The tax sharing agreement with Sirius XM Holdings, dated February 1, 2021, governs the allocation of consolidated and combined tax liabilities and sets forth agreements with respect to other tax matters.

Also on November 1, 2021, Sirius XM Holdings entered into (i) an agreement with Liberty whereby Liberty agreed not to effect any merger with Sirius XM Holdings pursuant to Section 253 of the General Corporation Law of the State of Delaware (or any successor to such statute) without obtaining the prior approval of a special committee comprised of independent directors of Sirius XM Holdings’ board of directors charged with, among other things, reviewing the Transactions (the “Special Committee”) (or any successor special committee of Sirius XM Holdings’ independent and disinterested directors) and (ii) an agreement regarding certain tax matters relating to the exchange. Each of these agreements was negotiated by the Special Committee with Liberty.
As of June 30, 2024, there was an approximate 17% noncontrolling interest in Sirius XM Holdings, and the net earnings (loss) of Sirius XM Holdings attributable to such noncontrolling interest was eliminated through the noncontrolling interest line item in the accompanying combined statement of operations. Sirius XM Holdings is a separate publicly traded company and additional information about Sirius XM Holdings can be obtained through its website and its public filings, which are incorporated by reference herein.

Any references to the “Company,” “we,” “us,” or “ours” refers to Liberty Sirius XM Holdings and its consolidated subsidiaries following the Transactions.
Sirius XM Holdings operates two complementary audio entertainment businesses - one of which it refers to as “Sirius XM” and the second of which it refers to as “Pandora and Off-platform”.

Sirius XM
The Sirius XM business features music, sports, entertainment, comedy, talk, news, traffic and weather channels and other content, as well as podcasts and infotainment services, in the United States on a subscription fee basis. Sirius XM's packages include live, curated and certain exclusive and on demand programming. The Sirius XM service is distributed through Sirius XM Holdings’ two proprietary satellite radio systems and streamed via applications for mobile devices, home devices and other consumer electronic equipment. Satellite radios are primarily distributed through automakers, retailers and Sirius XM Holdings’ website. The Sirius XM service is also available through an in-car user interface, called “360L,” that combines Sirius XM Holdings’ satellite and streaming services into a single, cohesive in-vehicle entertainment experience.
The primary source of revenue from the Sirius XM business is subscription fees, with most of its customers subscribing to monthly or annual plans.  Sirius XM Holdings also derives revenue from advertising on select non-music channels, which is sold under the SiriusXM Media brand, direct sales of our satellite radios and accessories, and other ancillary services.  As of June 30, 2024, the Sirius XM business had approximately 33.3 million subscribers.
In addition to the audio entertainment businesses, Sirius XM Holdings provides connected vehicle services to several automakers. These services are designed to enhance the safety, security and driving experience of consumers. Sirius XM Holdings also offers a suite of data services that includes graphical weather and fuel prices, a traffic information service, and real-time weather services in boats and airplanes.
Sirius XM holds a 70% equity interest and 33% voting interest in Sirius XM Canada Holdings Inc. (“Sirius XM Canada”). Sirius XM Canada's subscribers are not included in our subscriber count or subscriber-based operating metrics.

Pandora and Off-platform
The Pandora and Off-platform business operates a music, comedy and podcast streaming discovery platform, offering a personalized experience for each listener wherever and whenever they want to listen, whether through mobile devices, vehicle speakers or connected devices.  Pandora enables listeners to create personalized stations and playlists, discover new content, hear artist- and expert-curated playlists, podcasts as well as search and play songs and albums on-demand.  Pandora is available as (1) an ad-supported radio service, (2) a radio subscription service (Pandora Plus) and (3) an on-demand subscription service (Pandora Premium).  As of June 30, 2024, Pandora had approximately 45.1 million monthly active users and 6.0 million subscribers.
The majority of revenue from Pandora is generated from advertising on Pandora's ad-supported radio service which is sold under the SiriusXM Media brand. Pandora also derives subscription revenue from its Pandora Plus and Pandora Premium subscribers.
Sirius XM Holdings also sells advertising on other audio platforms and in widely distributed podcasts, which it considers to be off-platform services. Sirius XM Holdings has an arrangement with SoundCloud Holdings, LLC ("SoundCloud") to be its exclusive ad sales representative in the US and certain European countries and offer advertisers the ability to execute campaigns across the Pandora and SoundCloud platforms. It also has arrangements to serve as the ad sales representative for certain podcasts. In addition, through AdsWizz Inc., Sirius XM Holdings provides a comprehensive digital audio and programmatic advertising technology platform, which connects audio publishers and advertisers with a variety of ad insertion, campaign trafficking, yield optimization, programmatic buying, marketplace and podcast monetization solutions.

Results of Operations - June 30, 2024 and 2023
Set forth below are our results of operations for the three and six months ended June 30, 2024 compared with the three and six months ended June 30, 2023. The results of operations are presented for each of our reporting segments for revenue and cost of services and on a combined basis for all other items.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2024 vs 2023 Change
					Three Months		Six Months
(in millions)	2024	2023	2024	2023	Amount	%	Amount	%
Revenue
Sirius XM:
Subscriber revenue	$1,520	$1,597	$3,067	$3,160	$(77)	(5)%	$(93)	(3)%
Advertising revenue	43	45	83	85	(2)	(4)%	(2)	(2)%
Equipment revenue	47	47	97	93	—	—%	4	4%
Other revenue	30	33	60	65	(3)	(9)%	(5)	(8)%
Total Sirius XM revenue	1,640	1,722	3,307	3,403	(82)	(5)%	(96)	(3)%
Pandora and Off-platform:
Subscriber revenue	138	128	271	257	10	8%	14	5%
Advertising revenue	400	400	762	734	—	—%	28	4%
Total Pandora and Off-platform revenue	538	528	1,033	991	10	2%	42	4%
Total revenue	2,178	2,250	4,340	4,394	(72)	(3)%	(54)	(1)%
Cost of services
Sirius XM:
Revenue share and royalties	391	405	786	796	(14)	(3)%	(10)	(1)%
Programming and content	135	135	275	271	—	—%	4	1%
Customer service and billing	87	100	184	203	(13)	(13)%	(19)	(9)%
Transmission	49	41	99	82	8	20%	17	21%
Cost of equipment	2	3	5	7	(1)	(33)%	(2)	(29)%
Total Sirius XM cost of services	664	684	1,349	1,359	(20)	(3)%	(10)	(1)%
Pandora and Off-platform:
Revenue share and royalties	317	327	625	636	(10)	(3)%	(11)	(2)%
Programming and content	13	18	30	32	(5)	(28)%	(2)	(6)%
Customer service and billing	21	23	40	43	(2)	(9)%	(3)	(7)%
Transmission	8	9	16	17	(1)	(11)%	(1)	(6)%
Total Pandora and Off-platform cost of services	359	377	711	728	(18)	(5)%	(17)	(2)%
Total cost of services	1,023	1,061	2,060	2,087	(38)	(4)%	(27)	(1)%
Subscriber acquisition costs	92	93	182	183	(1)	(1)%	(1)	(1)%
Sales and marketing	228	220	457	443	8	4%	14	3%
Engineering, design and development	71	83	157	162	(12)	(14)%	(5)	(3)%
General and administrative	116	169	240	329	(53)	(31)%	(89)	(27)%
Depreciation and amortization	156	154	311	315	2	1%	(4)	(1)%
Impairment, restructuring and acquisition costs	21	18	53	50	3	17%	3	6%
Total operating expenses	1,707	1,798	3,460	3,569	(91)	(5)%	(109)	(3)%
Income from operations	471	452	880	825	19	4%	55	7%
Other income (expense), net
Interest expense	(126)	(136)	(255)	(270)	10	7%	15	6%
Other income (expense). net	85	(25)	114	34	110	nm	80	235%
Total other expense	(41)	(161)	(141)	(236)	120	75%	95	40%
Income before income taxes	430	291	739	589	139	48%	150	25%
Income tax expense	(76)	(52)	(144)	(120)	(24)	(46)%	(24)	(20)%
Net income	$354	$239	$595	$469	$115	48%	$126	27%
nm - not meaningful

Sirius XM Revenue
Sirius XM Subscriber Revenue includes fees charged for self-pay and paid promotional subscriptions, U.S. Music Royalty Fees and other ancillary fees.
For the three months ended June 30, 2024 and 2023, subscriber revenue was $1,520 and $1,597, respectively, a decrease of 5%, or $77. For the six months ended June 30, 2024 and 2023, subscriber revenue was $3,067 and $3,160, respectively, a decrease of 3%, or $93. The decreases were primarily driven by a reduction in self-pay revenue resulting from a decline in average subscribers as well as a lower self-pay ARPU (as defined below) driven by an increase in subscribers on promotional and streaming-only self-pay subscription plans and a reduction in paid promotional revenue.
We expect subscriber revenues to decrease due to a decrease in average subscribers as well as a decline in the average price of our subscriptions.
Sirius XM Advertising Revenue includes the sale of advertising on Sirius XM’s non-music channels.
For the three months ended June 30, 2024 and 2023, advertising revenue was $43 and $45, respectively, a decrease of 4%, or $2. For the six months ended June 30, 2024 and 2023, advertising revenue was $83 and $85, respectively, a decrease of 2%, or $2. Lower revenue from entertainment channels was partially offset by higher revenue earned on sports and comedy channels.
We expect our Sirius XM advertising revenue to increase as we continue to promote our brand and as a result of co-selling initiatives among our brands and platforms.
Sirius XM Equipment Revenue includes revenue and royalties from the sale of satellite radios, components and accessories.
For each of the three months ended June 30, 2024 and 2023, equipment revenue was $47. For the six months ended June 30, 2024 and 2023, equipment revenue was $97 and $93, respectively, an increase of 4%, or $4. The increase for the six month period was driven by increased chipset production.
We expect equipment revenue to decrease as we transition to our next generation chipset at higher costs partially offset by increased production.
Sirius XM Other Revenue includes service and advisory revenue from Sirius XM Canada, revenue from our connected vehicle services, and ancillary revenues.
For the three months ended June 30, 2024 and 2023, other revenue was $30 and $33, respectively, a decrease of 9%, or $3. For the six months ended June 30, 2024 and 2023, other revenue was $60 and $65, respectively, a decrease of 8%, or $5. The decreases were primarily driven by lower royalty revenue from Sirius XM Canada.
We expect other revenue to continue to decrease primarily due to lower revenue from Sirius XM Canada and our connected vehicle services.
Pandora and Off-platform Revenue
Pandora and Off-platform Subscriber Revenue includes fees charged for Pandora Plus and Pandora Premium.
For the three months ended June 30, 2024 and 2023, Pandora and Off-platform subscriber revenue was $138 and $128, respectively, an increase of 8%, or $10. For the six months ended June 30, 2024 and 2023, Pandora and Off-platform subscriber revenue was $271 and $257, respectively, an increase of 5%, or $14. The positive results were driven by rate increases on Pandora subscription plans, partially offset by a decline in the subscriber base.
We expect Pandora and Off-platform subscriber revenues to remain relatively flat as higher ARPU is anticipated to be offset by a lower subscriber base.

Pandora and Off-platform Advertising Revenue is generated primarily from audio, display and video advertising from on-platform and off-platform advertising.
For each of the three months ended June 30, 2024 and 2023, Pandora and Off-platform advertising revenue was $400. For the six months ended June 30, 2024 and 2023, Pandora and Off-platform advertising revenue was $762 and $734, respectively, an increase of 4%, or $28. The increase for the six month period was primarily driven by higher podcasting revenue and tech fees as well as higher sell-through on the Pandora ad-supported service.
We expect Pandora and Off-platform advertising revenue to increase due to growth in podcast and programmatic revenue.
Total Revenue
Total Revenue for the three months ended June 30, 2024 and 2023 was $2,178 and $2,250, respectively, a decrease of 3%, or $72. Total Revenue for the six months ended June 30, 2024 and 2023 was $4,340 and $4,394, respectively, a decrease of 1%, or $54.
Sirius XM Cost of Services
Sirius XM Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Sirius XM Revenue Share and Royalties include royalties for transmitting content, including streaming royalties, as well as automaker, content provider and advertising revenue share.
For the three months ended June 30, 2024 and 2023, revenue share and royalties were $391 and $405, respectively, a decrease of 3%, or $14, but increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, revenue share and royalties were $786 and $796, respectively, a decrease of 1%, or $10, but increased as a percentage of total Sirius XM revenue. The decreases were driven by lower revenue, partially offset by higher web streaming royalty rates.
We expect our Sirius XM revenue share and royalty costs to remain flat as a percentage of revenue but to decrease overall due to lower eligible subscription revenue, partially offset by higher royalty rates under the statutory webcasting license resulting from increases in the Consumer Price Index.
Sirius XM Programming and Content includes costs to acquire, create, promote and produce content. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees and other amounts.
For each of the three months ended June 30, 2024 and 2023, programming and content expenses were $135 and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, programming and content expenses were $275 and $271, respectively, an increase of 1%, or $4, and increased as a percentage of total Sirius XM revenue. The increase for the six month period was primarily driven by higher personnel-related costs.
We expect our Sirius XM programming and content expenses to slightly increase due to higher license fees.
Sirius XM Customer Service and Billing includes costs associated with the operation and management of internal and third-party customer service centers, and our subscriber management systems as well as billing and collection costs, bad debt expense, and transaction fees.
For the three months ended June 30, 2024 and 2023, customer service and billing expenses were $87 and $100, respectively, a decrease of 13%, or $13, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, customer service and billing expenses were $184 and $203, respectively, a decrease of 9%, or $19, and decreased as a percentage of total Sirius XM revenue. The decreases were primarily driven by lower call center costs, transaction and payment process fees, bad debt expense, and personnel-related costs.
We expect our Sirius XM customer service and billing expenses to decline due to lower call center and personnel-related costs.

Sirius XM Transmission consists of costs associated with the operation and maintenance of our terrestrial repeater networks; satellites; satellite telemetry, tracking and control systems; satellite uplink facilities; studios; and delivery of our Internet and 360L streaming and connected vehicle services.
For the three months ended June 30, 2024 and 2023, transmission expenses were $49 and $41, respectively, an increase of 20%, or $8, and increased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, transmission expenses were $99 and $82, respectively, an increase of 21%, or $17, and increased as a percentage of total Sirius XM revenue. The increases were primarily driven by higher hosting costs associated with our streaming platform.
We expect our Sirius XM transmission expenses to increase as costs associated with consumers using our new platforms rise and investments in internet streaming grow.
Sirius XM Cost of Equipment includes costs from the sale of satellite radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
For the three months ended June 30, 2024 and 2023, cost of equipment was $2 and $3, respectively, a decrease of 33%, or $1, and decreased as a percentage of total Sirius XM revenue. For the six months ended June 30, 2024 and 2023, cost of equipment was $5 and $7, respectively, a decrease of 29%, or $2, and decreased as a percentage of total Sirius XM revenue. The decreases were driven by fewer sales and lower shipping costs.
We expect our Sirius XM cost of equipment to decrease as sales of our satellite radios decline.
Pandora and Off-platform Cost of Services
Pandora and Off-platform Cost of Services includes revenue share and royalties, programming and content, customer service and billing, and transmission expenses.
Pandora and Off-platform Revenue Share and Royalties includes licensing fees paid for streaming music or other content costs related to podcasts as well as revenue share paid to third party ad servers. We make payments to third party ad servers for the period the advertising impressions are delivered or click-through actions occur, and accordingly, we record this as a cost of service in the related period.
For the three months ended June 30, 2024 and 2023, revenue share and royalties were $317 and $327, respectively, a decrease of 3%, or $10, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2024 and 2023, revenue share and royalties were $625 and $636, respectively, a decrease of 2%, or $11, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were primarily due to lower revenue share related to podcasts.
We expect our Pandora and Off-platform revenue share and royalties to increase with the growth in our podcast revenue and higher royalty rates, including as a result of increases in the Consumer Price Index.
Pandora and Off-platform Programming and Content includes costs to produce owned and operated podcasts, live listener events and promote content.
For the three months ended June 30, 2024 and 2023, programming and content expenses were $13 and $18, respectively, a decrease of 28%, or $5, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2024 and 2023, programming and content expenses were $30 and $32, respectively, a decrease of 6%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. The decrease for the three month period was primarily attributable to lower live-event, personnel-related and license fee costs. The decrease for the six month period was primarily attributable to lower license fee and personnel-related costs.
We expect our Pandora and Off-platform programming and content costs to remain relatively flat as higher costs associated with producing podcasts and listener events are offset by lower personnel-related costs.
Pandora and Off-platform Customer Service and Billing includes transaction fees on subscription purchases through mobile app stores and bad debt expense.

For the three months ended June 30, 2024 and 2023, customer service and billing expenses were $21 and $23, respectively, a decrease of 9%, or $2, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2024 and 2023, customer service and billing expenses were $40 and $43, respectively, a decrease of 7%, or $3, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower bad debt expense primarily during the quarter ended June 30, 2024.
We expect our Pandora and Off-platform customer service and billing costs to remain relatively flat.
Pandora and Off-platform Transmission includes costs associated with content streaming, maintaining our streaming radio and on-demand subscription services and creating and serving advertisements through third-party ad servers.
For the three months ended June 30, 2024 and 2023, transmission expenses were $8 and $9, respectively, a decrease of 11%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. For the six months ended June 30, 2024 and 2023, transmission expenses were $16 and $17, respectively, a decrease of 6%, or $1, and decreased as a percentage of total Pandora and Off-platform revenue. The decreases were driven by lower bandwidth costs.
We expect our Pandora and Off-platform transmission costs to increase due to higher hosting costs, partially offset by lower personnel-related costs.
Operating Costs
Subscriber Acquisition Costs are costs associated with our satellite radio service and include hardware subsidies paid to radio manufacturers, distributors and automakers; subsidies paid for chipsets and certain other components used in manufacturing radios; device royalties for certain radios and chipsets; product warranty obligations; and freight. The majority of subscriber acquisition costs are incurred and expensed in advance of acquiring a subscriber. Subscriber acquisition costs do not include advertising costs, marketing, loyalty payments to distributors and dealers of satellite radios or revenue share payments to automakers and retailers of satellite radios.
For the three months ended June 30, 2024 and 2023, subscriber acquisition costs were $92 and $93, respectively, a decrease of 1%, or $1, but increased as a percentage of total revenue. For the six months ended June 30, 2024 and 2023, subscriber acquisition costs were $182 and $183, respectively, a decrease of 1%, or $1, but increased as a percentage of total revenue. The decreases were driven by lower hardware subsidies driven by installations as well as lower commission and hardware subsidy rates.
We expect subscriber acquisition costs to increase driven by growth in penetration with certain automakers as well as higher subsidies and other incentives offered to induce automakers to include our latest technology in their vehicles.
Sales and Marketing includes costs for marketing, advertising, media and production, including promotional events and sponsorships; cooperative and artist marketing; and personnel related costs including salaries, commissions, and sales support. Marketing costs include expenses related to direct mail, outbound telemarketing, email communications, social media, television and streaming performance media, and third party promotional offers.
For the three months ended June 30, 2024 and 2023, sales and marketing expenses were $228 and $220, respectively, an increase of 4%, or $8, and increased as a percentage of total revenue. For the six months ended June 30, 2024 and 2023, sales and marketing expenses were $457 and $443, respectively, an increase of 3%, or $14, and increased as a percentage of total revenue. The increases were primarily due to an increase in brand and content marketing.
We expect sales and marketing expenses to remain relatively flat.
Engineering, Design and Development consists primarily of compensation and related costs to develop chipsets and new products and services, including streaming and connected vehicle services, research and development for broadcast information systems and the design and development costs to incorporate Sirius XM radios into new vehicles manufactured by automakers.

For the three months ended June 30, 2024 and 2023, engineering, design and development expenses were $71 and $83, respectively, a decrease of 14%, or $12, and decreased as a percentage of total revenue. For the six months ended June 30, 2024 and 2023, engineering, design and development expenses were $157 and $162, respectively, a decrease of 3%, or $5, and decreased as a percentage of total revenue. The decreases were driven by higher capitalized personnel-related costs, partially offset by higher personnel-related and cloud hosting costs.
We anticipate engineering, design and development expenses to remain relatively flat.
General and Administrative primarily consists of compensation and related costs for personnel and facilities, and includes costs related to our finance, legal, human resources and information technologies departments.
For the three months ended June 30, 2024 and 2023, general and administrative expenses were $116 and $169, respectively, a decrease of 31%, or $53, and decreased as a percentage of total revenue. For the six months ended June 30, 2024 and 2023, general and administrative expenses were $240 and $329, respectively, a decrease of 27%, or $89, and decreased as a percentage of total revenue. The decreases were primarily driven by lower personnel-related costs as well as lower legal costs resulting from litigation insurance recoveries and reduced legal reserves, including amounts associated with settlement of certain litigation matters of $24 during the three months ended June 30, 2023.
We expect our general and administrative expenses, excluding litigation insurance recoveries, to remain relatively flat as higher technology and consulting costs will be offset by lower personnel-related costs.
Depreciation and Amortization represents the recognition in earnings of the cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
For the three months ended June 30, 2024 and 2023, depreciation and amortization expense was $156 and $154, respectively. For the six months ended June 30, 2024 and 2023, depreciation and amortization expense was $311 and $315, respectively. The increase for the three months ended June 30, 2024 was primarily due to the write-down of certain property and equipment recorded in the acquisition of Sirius XM Holdings by Liberty and an increase in capitalized software and hardware, partially offset by certain intangible assets that reached the end of their useful lives. The decrease for the six months ended June 30, 2024 was primarily due to the retirement of a satellite during the six months ended June 30, 2023 and certain assets that reached the end of their useful lives, partially offset by the write-down of certain property and equipment recorded in the acquisition of Sirius XM Holdings by Liberty and an increase in capitalized software and hardware.
Impairment, Restructuring and Acquisition Costs represents impairment charges, associated with the carrying amount of an asset exceeding the asset's fair value, restructuring expenses associated with the abandonment of certain leased office spaces as well as employee severance charges associated with organizational changes, and costs associated with the Transactions.
For the three months ended June 30, 2024 and 2023, impairment, restructuring and acquisition costs were $21 and $18, respectively. For the six months ended June 30, 2024 and 2023, impairment, restructuring and acquisition costs were $53 and $50, respectively. During the three months ended June 30, 2024, we recorded costs associated with the Transactions of $18, a charge of $3 associated with severance and other employee costs, and impairments, primarily related to vacated office space, of $1. During the six months ended June 30, 2024, we recorded costs associated with the Transactions of $37, a charge of $15 associated with severance and other employee costs, and impairments, primarily related to terminated software projects and vacated office space of $2. During the three months ended June 30, 2023, we recorded impairments primarily related to terminated software projects of $10, restructuring costs of $5, and a cost-method investment impairment of $2. During the six months ended June 30, 2023, we recorded a charge of $23 associated with severance and other employee costs, impairments primarily related to terminated software projects, of $13, vacated office space impairments of $7, restructuring costs of $5, and a cost-method investment impairment of $2.

Other (Expense) Income
Interest Expense includes interest on outstanding debt.
For the three months ended June 30, 2024 and 2023, interest expense was $126 and $136, respectively. For the six months ended June 30, 2024 and 2023, interest expense was $255 and $270, respectively. The decreases were driven by a lower average outstanding debt balance and higher capitalized interest.

Other Income (Expense), Net primarily includes realized and unrealized gains and losses from our debt measured at fair value, bond hedges, Deferred Compensation Plan and other investments, intergroup interests, interest and dividend income, our share of the income or loss from equity investments, and transaction costs related to non-operating investments.
For the three months ended June 30, 2024 and 2023, other income (expense), net was $85 and $(25), respectively. For the six months ended June 30, 2024 and 2023, other income was $114 and $34, respectively. The increase in other income during the three months ended June 30, 2024 was driven by an increase in unrealized gains on debt measured at fair value and an increase in earnings on unconsolidated entity investments, partially offset by unrealized gains associated with the bond hedges and gains on the intergroup interests recognized during the three months ended June 30, 2023. The increase in other income during the six months ended June 30, 2024 was driven by unrealized losses associated with the bond hedges that were recognized during the six months ended June 30, 2023, an increase in unrealized gains on debt measured at fair value and an increase in earnings on unconsolidated entity investments, partially offset by gains on the intergroup interests recognized during the six months ended June 30, 2023. During 2023, the intergroup interests were settled and the bond hedges expired.
Income Taxes
Income Tax Expense includes the change in our deferred tax assets, current federal and state tax expenses, and foreign withholding taxes.
For the three months ended June 30, 2024 and 2023, income tax expense was $76 and $52, respectively. For the six months ended June 30, 2024 and 2023, income tax expense was $144 and $120, respectively.
Our effective tax rate for the three months ended June 30, 2024 and 2023 was 17.7% and 17.9%, respectively. Our effective tax rate for the six months ended June 30, 2024 and 2023 was 19.5% and 20.4%, respectively. The effective tax rate for the three months and six months ended June 30, 2024 was primarily impacted by benefits related to certain tax credits. The effective tax rate for the three and six months ended June 30, 2023 was primarily impacted by the release of valuation reserves against state net operating losses we now expect to realize and benefits related to certain tax credits.

Key Financial and Operating Performance Metrics
In this section, we present certain financial performance measures, some of which are presented as Non-GAAP items, which include free cash flow and adjusted EBITDA. We also present certain operating performance measures. Our adjusted EBITDA excludes the impact of share-based payment expense.  Additionally, when applicable, our adjusted EBITDA metric excludes the effect of significant items that do not relate to the on-going performance of our business.  We use these Non-GAAP financial and operating performance measures to manage our business, to set operational goals and as a basis for determining performance-based compensation for our employees. See the accompanying Glossary for more details and for the reconciliation to the most directly comparable GAAP measure (where applicable).
We believe these Non-GAAP financial and operating performance measures provide useful information to investors regarding our financial condition and results of operations. We believe these Non-GAAP financial and operating performance measures may be useful to investors in evaluating our core trends because they provide a more direct view of our underlying costs. We believe investors may use our adjusted EBITDA to estimate our current enterprise value and to make investment decisions. We believe free cash flow provides useful supplemental information to investors regarding our cash available for future subscriber acquisitions and capital expenditures, to repurchase or retire debt, to acquire other companies and our ability to return capital to stockholders. By providing these Non-GAAP financial and operating performance measures, together with the reconciliations to the most directly comparable GAAP measure (where applicable), we believe we are enhancing investors' understanding of our business and our results of operations.
Our Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP.  In addition, our Non-GAAP financial measures may not be comparable to similarly-titled measures by other companies.  Please refer to the Glossary for a further discussion of such Non-GAAP financial and operating performance measures and reconciliations to the most directly comparable GAAP measure (where applicable).  Subscribers and subscription related revenues and expenses associated with our connected vehicle services and Sirius XM Canada are not included in Sirius XM's subscriber count or subscriber-based operating metrics. Subscribers to the Cloud Cover music programming service are now included in Pandora's subscriber count.

Set forth below are our subscriber balances as of June 30, 2024 compared to June 30, 2023.

	As of June 30,		2024 vs 2023 Change
(subscribers in thousands)	2024	2023	Amount	%
Sirius XM
Self-pay subscribers	31,484	31,907	(423)	(1)%
Paid promotional subscribers	1,773	2,156	(383)	(18)%
Ending subscribers	33,257	34,063	(806)	(2)%
Sirius XM Canada subscribers	2,586	2,628	(42)	(2)%

Pandora and Off-platform
Monthly active users - all services	45,129	47,419	(2,290)	(5)%
Self-pay subscribers (1)	5,951	6,270	(319)	(5)%
(1)    Pandora and Off-platform self-pay subscribers includes Cloud Cover subscribers of 51 and 41 as of June 30, 2024 and 2023, respectively.
The following table contains our Non-GAAP financial and operating performance measures which are based on our adjusted results of operations for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		2024 vs 2023 Change
					Three Months		Six Months
(subscribers in thousands)	2024	2023	2024	2023	Amount	%	Amount	%
Sirius XM
Self-pay subscribers	(100)	(132)	(458)	(479)	32	24%	21	4%
Paid promotional subscribers	(73)	171	(160)	237	(244)	(143)%	(397)	(168)%
Net additions	(173)	39	(618)	(242)	(212)	(544)%	(376)	(155)%
Weighted average number of subscribers	33,290	34,016	33,419	34,065	(726)	(2)%	(646)	(2)%
Average self-pay monthly churn	1.5%	1.5%	1.6%	1.6%	—%	—%	—%	—%
ARPU (1)	$15.24	$15.66	$15.30	$15.47	$(0.42)	(3)%	$(0.17)	(1)%
SAC, per installation	$13.85	$13.73	$13.20	$14.05	$0.12	1%	$(0.85)	(6)%
Pandora and Off-platform
Self-pay subscribers (2)	(41)	8	(102)	18	(49)	(613)%	(120)	(667)%
Net additions	(41)	8	(102)	18	(49)	(613)%	(120)	(667)%
Weighted average number of subscribers	5,944	6,195	5,971	6,199	(251)	(4)%	(228)	(4)%
Ad supported listener hours (in billions)	2.60	2.73	5.08	5.31	(0.13)	(5)%	(0.23)	(4)%
Advertising revenue per thousand listener hours (RPM)	$98.99	$97.13	$95.03	$91.28	$1.86	2%	$3.75	4%
Total Company
Adjusted EBITDA	$696	$694	$1,340	$1,308	$2	—%	$32	2%
Free cash flow	$317	$407	$405	$522	$(90)	(22)%	$(117)	(22)%

(1)    ARPU for Sirius XM excludes subscriber revenue from our connected vehicle services of $41 and $43 for the three months ended June 30, 2024 and 2023, respectively, and $82 for each of the six months ended June 30, 2024 and 2023.
(2) Pandora and Off-platform self-pay subscriber net additions includes Cloud Cover net additions of 3 and 1 for the three months ended June 30, 2024 and 2023, respectively, and 6 and 4 for the six months ended June 30, 2024 and 2023, respectively.

Sirius XM
Subscribers. At June 30, 2024, Sirius XM had approximately 33,257 subscribers, a decrease of 806, from the approximately 34,063 subscribers as of June 30, 2023. Our self-pay subscriber base declined as a result of lower vehicle conversion rates and higher vehicle related churn, and we saw a decrease in paid promotional subscribers as certain automakers transitioned from paid promotional subscriptions to unpaid.
For the three months ended June 30, 2024 and 2023, net subscriber additions were (173) and 39, respectively, a decrease of 212. For the six months ended June 30, 2024 and 2023, net subscriber additions were (618) and (242), respectively, a decrease of 376. Paid promotional net additions decreased compared to the prior year periods as certain automakers transitioned from paid promotional subscriptions to unpaid. Self-pay net additions declined less compared to the prior year periods primarily due to lower voluntary churn as well as higher automaker volumes, partially offset by higher vehicle-related churn as well as lower vehicle conversion rates, and streaming net additions.
Sirius XM Canada Subscribers. At June 30, 2024, Sirius XM Canada had approximately 2,586 subscribers, a decrease of 42, or 2%, from the approximately 2,628 Sirius XM Canada subscribers as of June 30, 2023.
Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the period by the average number of self-pay subscribers for the period. (See accompanying Glossary for more details.)
For each of the three months ended June 30, 2024 and 2023, our average self-pay monthly churn rate was 1.5%. For each of the six months ended June 30, 2024 and 2023, our average self-pay monthly churn rate was 1.6%.
ARPU is derived from total earned Sirius XM subscriber revenue (excluding revenue derived from our connected vehicle services) and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2024 and 2023, ARPU was $15.24 and $15.66, respectively. For the six months ended June 30, 2024 and 2023, ARPU was $15.30 and $15.47, respectively. The decreases were driven by an increase in subscribers on promotional and streaming-only self-pay subscription plans.
SAC, Per Installation, is derived from subscriber acquisition costs and margins from the sale of radios, components and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. (See the accompanying Glossary for more details.)
For the three months ended June 30, 2024 and 2023, SAC, per installation, was $13.85 and $13.73, respectively. For the six months ended June 30, 2024 and 2023, SAC, per installation, was $13.20 and $14.05, respectively. The increase for the three month period was driven by a transition to higher cost chipsets. The decrease for the six month period was driven by a change in the mix of automakers including satellite radios in their vehicles, partially offset by a transition to higher cost chipsets.
Pandora and Off-platform
Monthly Active Users. At June 30, 2024, Pandora had approximately 45,129 monthly active users, a decrease of 2,290 monthly active users, or 5%, from the 47,419 monthly active users as of June 30, 2023. The decrease in monthly active users was driven by churn and a decline in the number of new users.
Subscribers. At June 30, 2024, Pandora had approximately 5,951 subscribers, a decrease of 319, or 5%, from the approximately 6,270 subscribers as of June 30, 2023.
For the three months ended June 30, 2024 and 2023, net subscriber additions were (41) and 8, respectively. For the six months ended June 30, 2024 and 2023, net subscriber additions were (102) and 18, respectively. The decrease in ending subscribers was driven by decreases in trial starts and lower retention due to certain price increases.
Ad supported listener hours are a key indicator of our Pandora business and the engagement of our Pandora listeners. We include ad supported listener hours related to Pandora's non-music content offerings in the definition of listener hours.
For the three months ended June 30, 2024 and 2023, ad supported listener hours were 2,599 and 2,729, respectively, a decrease of 5%, or 130. For the six months ended June 30, 2024 and 2023, ad supported listener hours were 5,085 and 5,315, respectively, a decrease of 4%, or 230. The decreases in ad supported listener hours were primarily driven by the decline in monthly active users.

RPM is a key indicator of our ability to monetize advertising inventory created by our listener hours on the Pandora services. Ad RPM is calculated by dividing advertising revenue by the number of thousands of listener hours of our Pandora advertising-based service.
For the three months ended June 30, 2024 and 2023, RPM was $98.99 and $97.13, respectively. For the six months ended June 30, 2024 and 2023, RPM was $95.03 and $91.28, respectively. The increases were driven by growth in the demand for programmatic advertising.
Total Company
Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization.  Adjusted EBITDA excludes the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and acquisition costs, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2024 and 2023, adjusted EBITDA was $696 and $694, respectively, an increase of $2. For the six months ended June 30, 2024 and 2023, adjusted EBITDA was $1,340 and $1,308, respectively, an increase of 2%, or $32. For the three month period, adjusted EBITDA was flat as lower subscriber revenue and higher sales and marketing costs, were offset by lower costs of services, personnel-related costs, and general and administrative expenses. The increase for the six month period was primarily driven by lower general and administrative expenses, costs of services, personnel-related costs and higher advertising revenue, partially offset by lower subscriber revenue.
Free Cash Flow includes cash provided by operations, net of additions to property and equipment, and restricted and other investment activity. (See the accompanying Glossary for a reconciliation to GAAP and for more details.)
For the three months ended June 30, 2024 and 2023, free cash flow was $317 and $407, respectively, a decrease of 22%, or $90. For the six months ended June 30, 2024 and 2023, free cash flow was $405 and $522, respectively, a decrease of 22%, or $117. The decreases for the three and six month periods were primarily driven by the timing of tax payments, higher capital expenditures and lower cash receipts.
Liquidity and Capital Resources
Liberty Sirius XM Holdings has a controlling interest in Sirius XM Holdings which has significant cash flows provided by operating activities, although due to Sirius XM Holdings being a separate public company and the noncontrolling interest, we do not have ready access to its cash until the consummation of the proposed Split-Off.
The following table presents a summary of our cash flow activity for the six months ended June 30, 2024 compared with the six months ended June 30, 2023.

	For the Six Months Ended June 30,
(in millions)	2024	2023	2024 vs 2023
Net cash provided by operating activities	$753	$857	$(104)
Net cash used in investing activities	(550)	(377)	(173)
Net cash used in financing activities	(314)	(531)	217
Net (decrease) in cash, cash equivalents and restricted cash	(111)	(51)	(60)
Cash, cash equivalents and restricted cash at beginning of period	315	370	(55)
Cash, cash equivalents and restricted cash at end of period	$204	$319	$(115)
Cash Flows Provided by Operating Activities
Cash flows provided by operating activities decreased by $104 to $753 for the six months ended June 30, 2024 from $857 for the six months ended June 30, 2023.
Sirius XM Holdings’ largest source of cash provided by operating activities is cash generated by subscription and subscription-related revenues.  Sirius XM Holdings also generates cash from the sale of advertising through the Pandora and Off-platform business, advertising on certain non-music channels on Sirius XM and the sale of satellite radios, components and accessories. Sirius XM Holdings’ primary uses of cash from operating activities include revenue share and royalty payments to distributors, programming and content providers, and payments to radio manufacturers, distributors and automakers. In addition, uses of cash from operating activities include payments to vendors to service, maintain and acquire listeners and subscribers, general corporate expenditures, and compensation and related costs.

Cash Flows Used in Investing Activities
Cash flows used in investing activities in the six months ended June 30, 2024 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective investments for total cash consideration of $202. Cash flows used in investing activities in the six months ended June 30, 2023 were primarily due to spending for capitalized software and hardware, the construction of satellites and acquisitions of tax-effective equity investments for total cash consideration of $41. Sirius XM Holdings spent $200 and $130 on capitalized software and hardware as well as $132 and $174 to construct satellites during the six months ended June 30, 2024 and 2023, respectively.
Cash Flows Used in Financing Activities
Cash flows used in financing activities consists of the issuance and repayment of long-term debt, Sirius XM Holdings' purchase of its common stock under a share repurchase program, the payment of cash dividends and taxes paid in lieu of shares issued for stock-based compensation.  Proceeds from long-term debt have been used to fund our operations, construct and launch new satellites, fund acquisitions, invest in other infrastructure improvements and purchase shares of Sirius XM Holdings common stock.
Cash flows used in financing activities in the six months ended June 30, 2024 were primarily due to the repayment of $1,605 of debt, partially offset by proceeds from debt borrowings of $1,352. The remaining cash flows used in financing activities related to taxes paid from net share settlements for stock-based compensation and dividends paid by a subsidiary. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to the Sirius XM Holdings Margin Loan and the Credit Facility.
Cash flows used in financing activities in the six months ended June 30, 2023 were primarily due to the repayment of $2,563 of debt and the purchase and retirement of shares of Sirius XM Holdings common stock under its repurchase program of $199, partially offset by proceeds from debt borrowings of $2,048, and settlement of intergroup interests of $202. Long-term debt proceeds and repayments are reported gross within the statement of cash flows and primarily relate to Liberty’s 1.375% Cash Convertible Senior Notes due 2023, Liberty’s 3.75% Convertible Senior Notes due 2028, Liberty’s 2.125% Exchangeable Senior Debentures due 2048, the Sirius XM Holdings Margin Loan, and the Credit Facility.
Future Liquidity and Capital Resource Requirements
Based upon our current business plans, we expect to fund operating expenses, capital expenditures, including the construction of replacement satellites, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash, cash flow from operations and borrowings under the Credit Facility, Sirius XM Holdings Margin Loan and/or the issue of senior notes and/or debentures.  As of June 30, 2024, Liberty Sirius XM Holdings had $1,075 available under the Sirius XM Holdings Margin Loan and $1,400 available for future borrowing under the Credit Facility. We believe that we have sufficient cash and cash equivalents, as well as debt capacity, to cover our estimated short and long-term funding needs, including amounts to construct, launch and insure replacement satellites, as well as fund future stock repurchases, dividend payments and to pursue strategic opportunities.
Our ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors.
We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our business plans or strategy may include: the acquisition of unique or compelling programming; the development and introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions and investments, including acquisitions and investments that are not directly related to our existing business.
We may from time to time purchase our outstanding debt through open market purchases, privately negotiated transactions or otherwise. Purchases or retirement of debt, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

In connection with the Transactions, all loans outstanding, together with accrued interest and any additional amounts due under the Sirius XM Holdings Margin Loan, will be repaid and holders of Liberty’s 2.75% Exchangeable Senior Debentures due 2049 will have the right to require Liberty Sirius XM Holdings to repurchase Liberty’s 2.75% Exchangeable Senior Debentures due 2049 at a purchase price equal to the adjusted principal amount plus accrued and unpaid interest. Sirius XM Radio has secured committed financing, in the amount of $1.1 billion, the proceeds of which are expected to be used to refinance Liberty’s 2.75% Exchangeable Notes due 2049 and the Sirius XM Holdings Margin Loan.

We have made, and expect to continue to make, certain tax-efficient equity investments in clean energy technologies, including industrial carbon capture and storage. These investments will produce tax credits and related tax losses. The payments on these equity investments will be classified as investing activities from a cash flow perspective, while the tax credits and losses will benefit our federal cash taxes in operating activities.
Subsidiary Stock Repurchase Program
As of June 30, 2024, Sirius XM Holdings’ board of directors had approved for repurchase an aggregate of $18,000 of its common stock. Sirius XM Holdings’ board of directors did not establish an end date for this stock repurchase program. Shares of common stock may be purchased from time to time on the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in privately negotiated transactions, including transactions with Liberty and its affiliates, or otherwise. As of June 30, 2024, Sirius XM Holdings’ cumulative repurchases since December 2012 under its stock repurchase program totaled 3,731 shares for $16,834, and $1,166 remained available for future share repurchases under its stock repurchase program. During the six months ended June 30, 2024, Sirius XM Holdings did not repurchase any shares of its common stock.
Shares of Sirius XM Holdings’ common stock may be purchased from time to time on the open market and in privately negotiated transactions, including in accelerated stock repurchase transactions and transactions with Liberty and its affiliates. We intend to fund the additional repurchases through a combination of cash on hand, cash generated by operations and future borrowings. The size and timing of any purchases will be based on a number of factors, including price and business and market conditions.
On July 24, 2024, Sirius XM Holdings’ board of directors declared a quarterly dividend on Sirius XM Holdings’ common stock in the amount of $0.0266 per share of common stock payable on August 26, 2024 to stockholders of record as of the close of business on August 9, 2024.
Debt Covenants
The indentures governing Sirius XM's senior notes and the agreements governing the Sirius XM Credit Facility and Sirius XM Holdings Margin Loan include restrictive covenants. The indentures governing the notes also contain covenants that, among other things, limit Sirius XM’s ability and the ability of its subsidiaries to create certain liens; enter into sale/leaseback transactions; and merge or consolidate. As of June 30, 2024, we were in compliance with such covenants.  For a discussion of our “Debt Covenants,” refer to Note 11 to our unaudited combined financial statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our unaudited combined financial statements included in this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments,” refer to Note 14 to our unaudited combined financial statements included in this Quarterly Report on Form 10-Q.
Related Party Transactions
For a discussion of “Related Party Transactions,” refer to Note 10 to our unaudited combined financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates
For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations of New Sirius” in the prospectus filed with the Securities and Exchange Commission on July 23, 2024, which forms part of Liberty Sirius XM Holdings' Registration Statement on Form S-4 (File No. 333-276758), which Critical Accounting Policies and Estimates are incorporated by reference into this Quarterly Report on Form 10-Q.
Glossary
Self-pay subscriber - A self-pay subscriber is a user that, as of the date of determination, was party to a customer agreement with SiriusXM or Pandora, and (i) has paid or agreed to pay a subscription fee, including at a promotional price, or (ii) the subscription fee has been paid by an automaker for a period of three years or greater. Lifetime subscribers to the SiriusXM service are counted as self-pay subscribers because they are party to a customer agreement with SiriusXM and have paid a subscription fee, although in almost all cases the revenue from such subscriptions have been fully recognized in prior periods. Certain users that are party to a customer agreement with Sirius XM or Pandora and have paid or agreed to pay a small promotional price for a trial subscription are not counted as self-pay subscribers because the promotional price is considered to be de minimis and, in management's view, the payment is not indicative of the user's intent to subscribe to the service in the near-term.
Paid promotional subscriber - A paid promotional subscriber is a user that, as of the date of determination, has their subscription fee paid for by a third party, for a fixed trial subscription period, which typically range from one to twelve months but is less than three years. We count prepaid shipped but not activated vehicles as paid promotional subscribers.
Monthly active users - the number of distinct registered users on the Pandora services, including subscribers, which have consumed content within the trailing 30 days to the end of the final calendar month of the period. The number of monthly active users on the Pandora services may overstate the number of unique individuals who actively use our Pandora service, as one individual may use multiple accounts. To become a registered user on the Pandora services, a person must sign-up using an email address or access our service using a device with a unique identifier, which we use to create an account for our service.
Average self-pay monthly churn - for satellite-enabled subscriptions, the Sirius XM monthly average of self-pay deactivations for the period divided by the average number of self-pay subscribers for the period.
Adjusted EBITDA - EBITDA is defined as net income before interest expense, income tax expense and depreciation and amortization. Adjusted EBITDA is a Non-GAAP financial measure that excludes or adjusts for the impact of other expense (income), loss on extinguishment of debt, impairment, restructuring and acquisition costs, costs associated with the Transactions, other non-cash charges such as share-based payment expense, and legal settlements and reserves (if applicable). Corporate costs of $5 and $8 for the three months ended June 30, 2024 and 2023, respectively, and $11 and $18 for the six months ended June 30, 2024 and 2023, respectively, have not been excluded from Adjusted EBITDA, however are considered non-recurring in nature. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our past operating performance with our current performance and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use adjusted EBITDA to estimate our current enterprise value and to make investment decisions. As a result of large capital investments in our satellite radio system, our results of operations reflect significant charges for depreciation expense. We believe the exclusion of share-based payment expense is useful as it is not directly related to the operational conditions of our business. We also believe the exclusion of the legal settlements and reserves, impairment, restructuring and acquisition related costs, to the extent they occur during the period, is useful as they are significant expenses not incurred as part of our normal operations for the period.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our combined statements of comprehensive income of certain expenses, including share-based payment expense. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure.  Investors that wish to compare and evaluate our operating results after giving effect for these costs should refer to net income as disclosed in our combined statements of comprehensive income. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income to the adjusted EBITDA is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income:	$354	$239	$595	$469
Add back items excluded from Adjusted EBITDA:
Legal settlements and reserves	—	24	—	24
Impairment, restructuring and acquisition costs	21	18	53	50
Share-based payment expense (1)	48	46	96	94
Depreciation and amortization	156	154	311	315
Interest expense	126	136	255	270
Other (income) expense, net	(85)	25	(114)	(34)
Income tax expense	76	52	144	120
Adjusted EBITDA	$696	$694	$1,340	$1,308
(1)Allocation of share-based payment expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Programming and content	$9	$8	$17	$15
Customer service and billing	1	1	2	3
Transmission	1	1	3	2
Sales and marketing	11	11	23	20
Engineering, design and development	11	11	23	22
General and administrative	15	14	28	32
Total share-based payment expense	$48	$46	$96	$94

Free cash flow - is derived from cash flow provided by operating activities, net of additions to property and equipment and purchases of other investments. Free cash flow is a metric that our management and board of directors use to evaluate the cash generated by our operations, net of capital expenditures and other investment activity. In a capital intensive business, with significant investments in satellites, we look at our operating cash flow, net of these investing cash outflows, to determine cash available for future subscriber acquisition and capital expenditures, to repurchase or retire debt, to acquire other companies and to evaluate our ability to return capital to stockholders. We exclude from free cash flow certain items that do not relate to the on-going performance of our business, such as cash flows related to acquisitions, strategic and short-term investments, including tax efficient investments in clean energy as well as net loan activity with related parties and other equity investees. We believe free cash flow is an indicator of the long-term financial stability of our business.  Free cash flow, which is reconciled to “Net cash provided by operating activities,” is a Non-GAAP financial measure.  This measure can be calculated by deducting amounts under the captions “Additions to property and equipment” and deducting or adding Restricted and other investment activity from “Net cash provided by operating activities” from the combined statements of cash flows. Free cash flow should be used in conjunction with other GAAP financial performance measures and may not be comparable to free cash flow measures presented by other companies.  Free cash flow should be viewed as a supplemental measure rather than an alternative measure of cash flows from operating activities, as determined in accordance with GAAP.  Free cash flow is limited and does not represent remaining cash flows available for discretionary expenditures due to the fact that the measure does not deduct the payments required for debt maturities. We believe free cash flow provides useful supplemental information to investors regarding our current cash flow, along with other GAAP measures (such as cash flows from operating and investing activities), to determine our financial condition, and to compare our operating performance to other communications, entertainment and media companies. Free cash flow is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cash Flow information
Net cash provided by operating activities	$489	$536	$753	$857
Net cash used in investing activities	(196)	(135)	(550)	(377)
Net cash used in financing activities	(241)	(521)	(314)	(531)
Free Cash Flow
Net cash provided by operating activities	489	536	753	857
Additions to property and equipment	(173)	(129)	(347)	(334)
Sales (purchases) of other investments	1	—	(1)	(1)
Free cash flow(1)	$317	$407	$405	$522
(1)Liberty Sirius XM Holdings’ free cash flow compared to Sirius XM Holdings’ free cash flow is impacted by the additional interest payments related to Liberty’s debt attributed to Liberty Sirius XM Holdings as well as corporate costs.
ARPU - Sirius XM ARPU is derived from total earned subscriber revenue (excluding revenue associated with our connected vehicle services) and advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period.
Subscriber acquisition cost, per installation - or SAC, per installation, is derived from subscriber acquisition costs less margins from the sale of radios and accessories (excluding connected vehicle services), divided by the number of satellite radio installations in new vehicles and shipments of aftermarket radios for the period. SAC, per installation, is calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Subscriber acquisition costs, excluding connected vehicle services	$92	$93	$182	$183
Less: margin from sales of radios and accessories, excluding connected vehicle services	(45)	(44)	(92)	(86)
	$47	$49	$90	$97
Installations (in thousands)	3,498	3,567	6,895	6,901
SAC, per installation (a)	$13.85	$13.73	$13.20	$14.05
(a)Amounts may not recalculate due to rounding.

Ad supported listener hours - is based on the total bytes served over our Pandora advertising supported platforms for each track that is requested and served from our Pandora servers, as measured by our internal analytics systems, whether or not a listener listens to the entire track. For non-music content such as podcasts, episodes are divided into approximately track-length parts, which are treated as tracks. To the extent that third-party measurements of advertising hours are not calculated using a similar server-based approach, the third-party measurements may differ from our measurements.
RPM - is calculated by dividing advertising revenue, excluding AdsWizz and other off-platform revenue, by the number of thousands of listener hours on our Pandora advertising-based service.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are exposed to market risk in the normal course of business due to our ongoing investing and financial activities and the conduct of operations. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies, procedures and internal processes governing our management of market risks and the use of financial instruments to manage our exposure to such risks.
We are exposed to changes in interest rates primarily as a result of our borrowing and investment activities, which include investments in fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of our long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. We manage our exposure to interest rates by maintaining what we believe is an appropriate mix of fixed and variable rate debt. We believe this best protects us from interest rate risk. We have achieved this mix by (i) issuing fixed rate debt that we believe has a low stated interest rate and significant term to maturity and (ii) issuing variable rate debt with appropriate maturities and interest rates. As of June 30, 2024, the Company had $945 million principal amount of variable rate debt with a weighted average interest rate of 7.3% and $9,910 million principal amount of fixed rate debt with a weighted average interest rate of 4.2%.
ITEM 4.    CONTROLS AND PROCEDURES
Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and principal accounting and financial officer (the “Executives”), of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Executives, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
For a discussion of our “Legal Proceedings,” refer to Note 14 to our unaudited combined financial statements in this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
Various risk factors applicable to the Company and its business are described under the heading “Risk Factors” in the prospectus filed with the Securities and Exchange Commission on July 23, 2024, which forms part of Liberty Sirius XM Holdings' Registration Statement on Form S-4 (File No. 333-276758), which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.     EXHIBITS
See Exhibit Index attached hereto, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit	Description

2.1†
First Amendment, dated as of June 16, 2024, to the Agreement and Plan of Merger, dated as of December 11, 2023, by and among Sirius XM Holdings Inc., Liberty Media Corporation, Liberty Sirius XM Holdings Inc. and Radio Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 17, 2024 (File No. 001-34295)).

10.1†
First Amendment, dated as of June 16, 2024, to the Reorganization Agreement, dated as of December 11, 2023, by and among Sirius XM Holdings Inc., Liberty Media Corporation and Liberty Sirius XM Holdings Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on June 17, 2024 (File No. 001-34295)).

10.2
Amendment No. 9, dated as of January 26, 2024, to the Credit Agreement, dated as of December 5, 2012, among Sirius XM Radio Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other agents and lenders parties thereto (incorporated by reference to Exhibit 10.1 to Sirius XM Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2024 (File No. 001-34295)).

31.1	Rule 13a-14(a)/15d-14(a) Certification*

31.2	Rule 13a-14(a)/15d-14(a) Certification*

32	Section 1350 Certification**

101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Definition Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
 ____________________

*	Filed herewith
**	Furnished herewith
†
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Liberty Sirius XM Holdings Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission (“SEC”); provided, however, that Liberty Sirius XM Holdings Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules so furnished.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them other than for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document as of the date they were made and may not describe the actual state of affairs for any other purpose or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIBERTY SIRIUS XM HOLDINGS INC

Dated:	August 16, 2024	By:	/s/ GREGORY B. MAFFEI
Gregory B. Maffei
President and Chief Executive Officer

Dated:	August 16, 2024	By:	/s/ BRIAN J. WENDLING
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer